Form 10-Q
period 2015-03-31
Virgin America Inc.
filed 2015-04-30
CIK 1614436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2015, the registrant had 43,187,040 shares of common stock outstanding.

Virgin America Inc.

FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Virgin America Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$418,263	$394,643
Credit card holdbacks and receivables	51,525	9,563
Other receivables, net	12,955	13,851
Prepaid expenses and other assets	33,809	20,874

Total current assets	516,552	438,931
Property and equipment:
Flight equipment	80,631	76,724
Ground and other equipment	73,510	70,754
Less accumulated depreciation and amortization	(78,365)	(74,271)

	75,776	73,207
Pre-delivery payments for flight equipment	103,568	94,280

Total property and equipment, net	179,344	167,487
Aircraft maintenance deposits	213,753	211,946
Aircraft lease deposits	50,005	50,758
Restricted cash	18,775	18,775
Other non-current assets	120,579	112,279

	403,112	393,758

Total assets	$1,099,008	$1,000,176

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,735	$52,821
Air traffic liability	230,220	150,479
Other current liabilities	87,367	100,723
Long-term debt-current portion	47,757	33,824

Total current liabilities	417,079	337,847
Long-term debt-related parties	39,655	38,848
Long-term debt	50,450	57,416
Other long-term liabilities	106,183	106,812

Total liabilities	613,367	540,923
Contingencies and commitments (Note 4)
Stockholders’ equity
Preferred stock	—	—
Common stock	432	431
Additional paid-in capital	1,239,328	1,237,944
Accumulated deficit	(740,230)	(753,016)
Accumulated other comprehensive loss	(13,889)	(26,106)

Total stockholders’ equity	485,641	459,253

Total liabilities and stockholders’ equity	$1,099,008	$1,000,176

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating revenues:
Passenger	$289,364	$278,040
Other	36,987	35,350

Total operating revenues	326,351	313,390

Operating expenses:
Aircraft fuel	88,558	115,760
Salaries, wages and benefits	64,733	53,824
Aircraft rent	44,982	46,496
Landing fees and other rents	33,983	32,221
Sales and marketing	26,379	24,562
Aircraft maintenance	13,834	19,044
Depreciation and amortization	4,103	3,269
Other operating expenses	34,396	31,345

Total operating expenses	310,968	326,521

Operating income (loss):	15,383	(13,131)

Other income (expense):
Interest expense-related-party	(806)	(9,345)
Interest expense	(1,216)	(570)
Capitalized interest	1,067	481
Other income (expense), net	(1,318)	260

Total other expense	(2,273)	(9,174)

Income (loss) before income tax	13,110	(22,305)
Income tax expense	324	49

Net income (loss)	$12,786	$(22,354)

Net income (loss) per share:
Basic	$0.30	$(31.86)

Diluted	$0.29	$(31.86)

Shares used for computation:
Basic	43,184	702
Diluted	44,618	702

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net income (loss)	$12,786	$(22,354)
Fuel derivative financial instruments, net of tax:
Change in unrealized losses	(3,018)	(2,745)
Net losses reclassified into earnings	$15,235	17

Other comprehensive income (loss)	12,217	(2,728)

Total comprehensive income (loss)	$25,003	$(25,082)

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:	$33,078	$4,330

Cash flows from investing activities:
Acquisition of property and equipment and intangible assets	(7,137)	(27,111)
Pre-delivery payments for flight equipment	(2,322)	—

Net cash used in investing activities	(9,459)	(27,111)

Cash flows from financing activities:
Net proceeds of equity issuance	1	8

Net cash provided by (used in) financing activities	1	8

Net increase (decrease) in cash and cash equivalents	23,620	(22,773)

Cash and cash equivalents, beginning of period	394,643	155,659

Cash and cash equivalents, end of period	$418,263	$132,886

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,174	$3,701
Income tax	251	—
Non-cash transactions:
Non-cash loan borrowings on pre-delivery payments for flight equipment	6,966	—

See accompanying notes to the condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements of Virgin America Inc. (the “Company”) for the three months ended March 31, 2014 include the accounts of the Company and its variable interest entity, VX Employee Holdings LLC, for which it was the primary beneficiary until all of the shares held by VX Employee Holdings LLC were sold to the public as part of the Company’s initial public offering (the “IPO”) in November 2014 as discussed below. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2014 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

These unaudited condensed consolidated financial statements have been prepared as required by the U.S. Securities Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. The financial statements include all adjustments, including normal recurring adjustments and other adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

In November 2014, concurrent with the pricing of the IPO, the Company entered into a recapitalization agreement (the “2014 Recapitalization”) with certain security-holders to exchange or extinguish the majority of its then outstanding related-party debt and accrued interest (the “Related-Party Notes”) with contractual value of $684.8 million at the time and all of its convertible preferred stock and outstanding warrants. The Company repaid $156.5 million of certain Related-Party Notes with $56.5 million from the proceeds of the IPO and $100.0 million from the release of cash collateral to the Company in connection with a $100.0 million letter of credit facility issued on its behalf to certain of its credit card processors by the Virgin Group. The Company issued a new $50.0 million note to the Virgin Group (the “Post-IPO Note”) in exchange for the cancellation of $50.0 million of certain Related-Party Notes previously outstanding and held by the Virgin Group. The Company recorded the Post-IPO Note at the estimated fair value of $38.5 million. The Company exchanged the remainder of the Related-Party Notes for 22,159,070 shares of common stock based on the IPO offering price and the remaining outstanding contractual value of the debt, except for principal and accrued interest under certain secured notes issued in December 2011 (the “FNPA Notes”) and certain secured notes issued in May 2013 (the “FNPA II Notes”) both held by Cyrus Capital, which were converted at a premium of 117% of the outstanding contractual value. The Company also converted each of 1,950,937 shares of convertible preferred stock and Class A, Class A-1, Class B, Class C and Class G common stock into shares of common stock on a one-to-one basis and exchanged related-party warrants to purchase 26,067,475 shares of common stock for 5,742,543 shares of common stock with the remaining related-party warrants to purchase 16,175,126 shares of common stock canceled in their entirety. For additional information, see the consolidated financial statements included in the 2014 Form 10-K.

Credit Card Holdbacks and Receivables

Credit card holdbacks and receivables are amounts due from credit card processors associated with sales for future travel and are carried at cost. Under the terms of the Company’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral by the credit card processors, due to the Company’s credit and in part to cover any possible refunds or chargebacks that may occur. These holdbacks are short-term, as the travel for which they relate occurs within twelve months. As of March 31, 2015, the Company recorded $32.5 million in credit card holdbacks and $19.0 million in credit card receivables. The holdback amounts are net of the $100.0 million letter of credit facility issued on the Company’s behalf to certain of its credit card processors by the Virgin Group. As of December 31, 2014 the Company had no net holdbacks outstanding and $9.6 million of credit card receivables.

New Accounting Standards

In February 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update that eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered variable interest entities (VIEs) but will be considered VIEs under the new guidance provided they have a variable interest in those VIEs. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not expect this accounting standards update to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that simplifies the guidance related to presentation of debt issuance costs. The guidance requires presentation of debt issuance costs on the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts. The guidance is to be applied retrospectively to the financial periods presented as a change in accounting principle. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not expect this accounting standards update to have a material impact on the consolidated financial statements.

(2)	Fair Value

The accounting guidance establishes a fair value hierarchy as follows:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

Level 3	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2015 and December 31, 2014 respectively (in thousands):

	March 31, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$336,065	$—	$—	$336,065
Restricted cash	18,775	—	—	18,775
Heating oil collars - fuel derivative instruments	—	(11,768)	—	(11,768)
Brent calls - fuel derivative instruments	—	(181)	—	(181)
Heating oil swaps - fuel derivative instruments	—	(615)	—	(615)
Jet fuel swaps - fuel derivative instruments	—	(636)	—	(636)

	$354,840	$(13,200)	$—	$341,640

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$339,211	$—	$—	$339,211
Restricted cash	18,775	—	—	18,775
Heating oil collars - fuel derivative instruments	—	(27,170)	—	(27,170)
Brent calls - fuel derivative instruments	—	50	—	50

	$357,986	$(27,120)	$—	$330,866

A portion of the Company’s debt is privately negotiated with related parties. The estimated fair value of related-party debt was $39.7 million and $38.8 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of the non-related party debt includes financing associated with aircraft pre-delivery payments of $58.2 million and $51.2 million at March 31, 2015 and December 31, 2014 and a $40.0 million financing of airport slots. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value, and therefore, such amounts are categorized as Level 3 in the fair value hierarchy.

(3)	Financial Derivative Instruments and Risk Management

To manage economic risks associated with the fluctuations of aircraft fuel prices, since 2012, the Company has hedged a targeted percentage of its forecasted fuel requirements over the following 12 months with a rolling strategy of entering into call options for crude oil and collar contracts for heating oil in the longer term, three to 12 months before the expected fuel purchase date; then prior to maturity of these contracts, within three months of the fuel purchase, the Company exited these contracts by entering into offsetting trades and locking in the price of a percentage of its fuel requirements through the purchase of fixed forward pricing (FFP) contracts in jet fuel. In 2015, the Company began eliminating the use of call options and collars from its fuel hedging program and, going forward, intends to utilize exclusively forward swaps on jet fuel, heating oil and crude oil to lock in future fuel purchase prices.

The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. As of March 31, 2015, the total commitment related to FFP contracts was $41.0 million, for which the related fuel will be purchased during 2015.

The Company designates the majority of its fuel hedge derivatives contracts as cash flow hedges under the applicable accounting standard, if they qualify for hedge accounting. Under hedge accounting, all periodic changes in the fair value of the derivatives designated as effective hedges are recorded in accumulated other comprehensive income (loss) (AOCI) until the underlying fuel is purchased, at which point the deferred gain or loss will be recorded as fuel expense. In the event that the Company’s fuel hedge derivatives do not qualify as effective hedges, the periodic changes in fair value of the derivatives are included in fuel expense in the period they occur. If the Company terminates a fuel hedge derivative contract prior to its settlement date, the cumulative gain or loss recognized in AOCI at the termination date will remain in AOCI until the terminated intended transaction occurs. In the event it becomes improbable that such event will occur, the cumulative gain or loss is immediately reclassified into earnings. All cash flows associated with purchasing and settling of fuel hedge derivatives are classified as operating cash flows in the accompanying condensed consolidated statements of cash flows.

The following tables present the fair value of derivative assets and liabilities that are designated and not designated as hedging instruments, as well as the location of the asset and liability balances within the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		March 31, 2015	December 31, 2014
		(unaudited)
Fuel derivative instruments—Heating oil collars	Current liabilities	(9,296)	(24,762)
Fuel derivative instruments—Brent calls	Current liabilities	—	(84)
Fuel derivative instruments—Heating oil swaps	Current liabilities	(524)	—
Fuel derivative instruments—Jet fuel swaps	Current liabilities	(636)	—

Total current assets (liabilities)		$(10,456)	$(24,846)

Derivatives not designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		March 31, 2015	December 31, 2014
		(unaudited)
Fuel derivative instruments—Heating oil collars	Current liabilities	(2,472)	(2,408)
Fuel derivative instruments—Brent calls	Current liabilities	(181)	134
Fuel derivative instruments—Heating oil swaps	Current liabilities	(91)	—

Total current assets (liabilities)		$(2,744)	$(2,274)

As of March 31, 2015 and December 31. 2014, the Company has deposited $5.3 million and $14.4 million as collateral with one of its counterparties to comply with margin call requirements related to derivative losses that exceed the portfolio’s credit limit. The Company has recorded the margin call deposits in other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, offsetting the net hedge liability of $13.2 million and $27.1 million. Thus the total net current liability related to hedges was $7.9 million at March 31, 2015 and $12.7 million at December 31, 2014.

The following table summarizes the effect of fuel derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended
		March 31, 2015	March 31, 2014
		(unaudited)	(unaudited)
Fuel derivative instruments	Aircraft fuel expense	$(15,215)	$(128)

Total impact to the consolidated statements of operations		$(15,215)	$(128)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended
		March 31, 2015	March 31, 2014
		(unaudited)	(unaudited)
Fuel derivative instruments	Aircraft fuel expense	$(447)	$(452)

Total impact to the consolidated statements of operations		$(447)	$(452)

At March 31, 2015, the Company estimates that approximately $13.9 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next nine months.

The effect of fuel derivative instruments designated as cash flow hedges and the underlying hedged items on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, is summarized as follows (in thousands):

Fuel derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	$(3,018)	$(2,745)	$(15,235)	$(17)	$20	$(111)

The notional amounts of the Company’s outstanding fuel derivatives are summarized as follows (gallons in millions):

	March 31, 2015	December 31, 2014
	(unaudited)
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil collars	16	36
Fuel derivative instruments—Brent calls	—	16
Fuel derivative instruments—Heating oil swaps	7	—
Fuel derivative instruments—Jet fuel swaps	7	—

	30	52
Derivatives not designated as hedging instruments:
Fuel derivative instruments—Heating oil collars	3	3
Fuel derivative instruments—Brent calls	24	13
Fuel derivative instruments—Heating oil swaps	3	—
Fuel derivative instruments—Jet fuel swaps	—	—

	30	16

Total	60	68

As of March 31, 2015, the Company had entered into fuel derivative contracts for approximately 29% of its forecasted aircraft fuel requirements for 2015 at a weighted-average cost per gallon of $2.09.

The Company presents its fuel derivative instruments at net fair value in the accompanying condensed consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net settlement under certain conditions. As of March 31, 2015 and December 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

	March 31, 2015 (unaudited)
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$133	$(133)	$—	$133	$(133)	$—
Fair value of liabilities	(13,333)	133	(13,200)	(13,333)	133	(13,200)
Margin call deposits			5,300			5,300

Total			$(7,900)			$(7,900)

	December 31, 2014
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$256	$(256)	$0	$256	$(256)	$0
Fair value of liabilities	(27,376)	256	(27,120)	(27,376)	256	(27,120)
Margin call deposits			14,390			14,390

Total			(12,730)			(12,730)

The fuel derivative agreements the Company has with its counterparties may require the Company to pay all, or a portion of, the outstanding loss positions related to these contracts in the form of a margin call prior to their scheduled maturities. The amount of collateral posted, if any, is adjusted based on the fair value of the fuel hedge derivatives. The Company had $5.3 million and $14.4 million of collateral posted related to outstanding fuel hedge contracts at March 31, 2015 and December 31, 2014, which is reflected in the table above.

(4)	Contingencies and Commitments

(a)	Contingencies

The Company is subject to legal proceedings, claims and investigations arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

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

In December 2012, the Company amended its 2010 aircraft purchase agreement with Airbus reducing its order of 60 A320 aircraft to 40 aircraft and deferring delivery dates to begin in 2015. Under the amended agreement, the Company also obtained cancellation rights for the last 30 of the 40 aircraft, which cancellation rights are exercisable in groups of five aircraft two years prior to the stated delivery periods in 2020 to 2022, subject to loss of deposits and credits as a cancellation fee. All of the deposits have been reapplied according to the new delivery schedule except for $11.0 million which was converted into a credit earned upon delivery of the last 10 of the 40 aircraft. The Company has evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees. The Company maintains $103.6 million of pre-delivery payments, of which $77.6 million relates to the next 10 and $26.0 million to the last 30 aircraft, in its accompanying condensed consolidated balance sheets as of March 31, 2015, $58.2 million of which was financed by a third party and all of which is payable in 2015 and 2016.

Committed expenditures not subject to cancellation rights for these aircraft and separately sourced spare engines, including estimated amounts for contractual price escalations and pre-delivery payment deposits, will total approximately $202.6 million in 2015 and $184.2 million in 2016. The Company believes that its cash resources and commercially available aircraft financing will be sufficient to satisfy these purchase commitments. For six out of the first 10 aircraft deliveries, the Company has obtained a manufacturer backstop debt financing commitment, which it does not expect to utilize.

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

(5)	Related-Party Transactions

The Company licenses the use of its brand name from certain entities affiliated with Virgin Enterprises Limited, a company incorporated in England and Wales (“VEL”). VEL is an affiliate of one of the Company’s largest stockholders, the Virgin Group, which has one designee on the Company’s board of directors. The Company paid license fees of $1.6 million and $1.6 million during the three months ended March 31, 2015 and 2014, respectively. The Company has accrued unpaid royalty fees of $1.6 million and $1.8 million at March 31, 2015 and December 31, 2014.

As of March 31, 2015 the Virgin Group, through its affiliates including VX Holdings L.P., owns approximately 19.0% of the Company’s issued and outstanding voting stock and all of the outstanding related-party debt. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Company’s board of directors must be U.S. citizens. U.S. citizen investors own over 75% of the voting stock of the Company, of which Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owns approximately 28.9% as of March 31, 2015.

As of March 31, 2015, 28.8% of the Company’s $137.9 million debt is held by related-party investors. In connection with the 2014 Recapitalization, the Company reduced related-party debt with a carrying value of $728.3 million to $38.5 million. The Company incurred $0.8 million and $9.3 million of related-party interest expense for the three months ended March 31, 2015 and 2014. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee is equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance and is payable quarterly. For the three months ended March 31, 2015 the Company recorded $1.4 million in commitment fees in in the accompanying condensed consolidated statement of operations.

(6)	Income Taxes

The Company’s effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. The Company continues to provide a valuation allowance for its deferred tax assets in excess of deferred tax liabilities because the Company concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.

(7)	Net Income Per Share

Employee equity share options and unvested shares granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of of in-the-money options, unvested restricted stock units, and ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

Basic and diluted net income (loss) per share were computed using the two-class method for periods prior to the completion of the IPO, which is an allocation method that determines net income (loss) per share for common stock and participating securities.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stock for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
BASIC:
Net income (loss)	$12,786	$(22,354)
Less: net income allocated to participating securities	—	—

Net income (loss) attributable to common shareholders	$12,786	$(22,354)

Weighted-average common shares outstanding	43,184	702

Basic net income (loss) per share	$0.30	$(31.86)

DILUTED:
Net income (loss)	$12,786	$(22,354)
Less: net income allocated to participating securities	—	—

Net income (loss) attributable to common shareholders	$12,786	$(22,354)

Weighted-average common shares outstanding-basic	43,184	702
Effect of dilutive potential common shares	1,434	—

Weighted-average common shares outstanding-diluted	44,618	702

Diluted net income (loss) per share	$0.29	$(31.86)

The following warrants and director and employee stock awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Warrants to purchase common stock	—	42,243
Stock option awards	17	—

(8)	Subsequent Events

On April 29, 2015, the Company executed debt facility agreements to finance the Company’s 2015 aircraft deliveries for $195.0 million with three financing parties. This financing will represent approximately 80% of the net purchase price of the five A320 CEO aircraft. Each of the loans will be closed and funded on the date of the aircraft delivery from July through December 2015. The Company will finance $168.6 million through senior debt facility agreements with 12 year terms and $26.4 million through subordinate debt facility agreements with six year terms. Principal and interest will be payable quarterly in arrears. All of the debt will accrue interest which, if fixed at current rates, would average under 5.0%. The debt facility agreements have no financial covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “expect,” “estimate,” “plan,” “anticipate,” “indicate,” “believe,” “forecast,” “guidance,” “outlook,” “may,” “will,” “would,” “should,” “seek,” “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our expectations and beliefs concerning future events, based on information available to us on the date of the filing of this report, and are subject to various risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which or by which such performance or results will be achieved. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements include those listed in Part I, Item 1A, “Risk Factors” of our 2014 Form 10-K and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

Overview

Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the continental United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient, single fleet type. As of March 31, 2015, we provided service to 21 airports in the United States and Mexico with a fleet of 53 narrow-body aircraft.

First Quarter 2015 Highlights

Our pre-tax income for the first quarter of 2015 was $13.1 million, an increase of $35.4 million as compared to the first quarter of 2014. Several factors contributed to our significant improvement in earnings:

•	Operating Revenue: Total revenue increased $13.0 million, or 4.1%, from an increase in capacity of 1.5% and increase in revenue per available seat mile (RASM) of 2.7%. Generally, most markets within our network showed improved revenue performance in the first quarter as compared to the first quarter of 2014. Our transcontinental flights from New York to Los Angeles and to San Francisco experienced high demand with lower average fares as a result of the introduction of additional capacity into the market by competitors. Our operations at Dallas Love Field are still new and not yet matured and established. These routes produce PRASM well below our average PRASM but are showing signs of improvement with increased load factors.

•	Operating Cost: Our total operating expenses declined $15.6 million, or 4.8%, primarily from sharply lower fuel costs. Our average cost per gallon of jet fuel declined 24.6% from the first quarter of 2014, resulting in a decrease in aircraft fuel expense of $27.2 million. In addition, our aircraft maintenance expenses declined $5.2 million due to decreased scheduled heavy airframe maintenance checks. Salaries, wages and benefits expense increased $10.9 million from the first quarter of 2014, primarily from an increase in accrued profit-sharing and profit-sharing-related payroll taxes of $2.1 million, increased equity related compensation of $1.3 million and increases for teammate compensation, 401K contributions and benefits. We expect salaries, wages and benefits to increase throughout 2015 as we align compensation across most work groups with industry average pay rates. However, we expect the increases that we will experience in 2015 will moderate in 2016 and beyond and be more aligned with long-term domestic inflation trends.

•	Net Other Expense: Our net interest and other expense decreased $6.9 million as a result of the decrease in related-party debt from the restructuring of our balance sheet in connection with our initial public offering in November 2014.

We operated a total fleet of 53 aircraft in both the first quarter of 2015 and 2014. Our capacity increased 1.5% due primarily to changes in our network. A number of severe winter storms that caused a higher than normal level of cancellations also affected our operations in both years and reduced our first quarter 2015 capacity by 1.5% versus our original plan.

We plan to take delivery of five A320 aircraft in the second half of 2015 and five A320 aircraft in the first half of 2016, all of which are on order with Airbus. We expect to add new markets from this expansion as well as increase frequency in some of our existing markets. We currently expect to purchase these aircraft and finance the majority of the purchase price with long-term debt obtained from commercial banks. The lease on one of our currently operated A320 aircraft, which we may seek to extend, is currently set to expire in the first quarter of 2016.

In connection with our aircraft deliveries, in April 2015, we announced service from San Francisco to Honolulu and Maui, to begin in the fourth quarter of 2015. Hawaii markets from the west coast have many of the characteristics of markets where we have historically been successful, including very high demand with a large number of flights already operated by multiple competitors, average fares similar to those of long-haul markets where we currently have profitable operations and higher than those of other leisure markets in our network and a high level of origin passengers in California, where we have an established presence.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the three months ended March 31, 2015, we had net income of $12.8 million compared to a net loss of $22.4 million for the same period in 2014. Our operating income of $15.4 million for the three months ended March 31, 2015 increased by $28.5 million from an operating loss of $13.1 million for the three months ended March 31, 2014. Our operating margin increased by 8.9 points to 4.7% in the three months ended March 31, 2015 as compared to a 4.2% negative margin in the three months ended March 31, 2014.

Our operating capacity, as measured by ASMs, increased by 1.5% for the three months ended March 31, 2015 from the same period in 2014. Our number of passengers increased by 3.0% in the three months ended March 31, 2015 year-over-year, and our yield increased by 1.4%.

Our CASM decreased by 6.2% to 11.03 cents for the three months ended March 31, 2015 as compared to 11.28 cents for the same period in 2014. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits.

In addition, interest expense for the three months ended March 31, 2015 decreased by $7.9 million from the prior year period, primarily as a result of our 2014 Recapitalization.

Operating Revenues

	Three Months Ended March 31,		Change
	2015	2014	Amount		%
Operating revenues (in thousands):
Passenger	$289,364	$278,040	$11,324		4.1
Other	36,987	35,350	1,637		4.6

Total operating revenues	$326,351	$313,390	$12,961		4.1

Operating statistics:
Available seat miles (millions)	2,819	2,777	42		1.5
Revenue passenger miles (millions)	2,257	2,199	58		2.6
Average stage length (statute miles)	1,425	1,406	19		1.4
Load factor	80.1%	79.2%	0.9	pts
Total revenue per available seat mile—RASM (cents)	11.58	11.28	0.30		2.7
Total passenger revenue per available seat mile—PRASM (cents)	10.27	10.01	0.26		2.6
Yield (cents)	12.82	12.64	0.18		1.4
Average fare	$190.03	$187.96	$2.07		1.1
Passengers (thousands)	1,523	1,479	44		3.0

Passenger revenue for the three months ended March 31, 2015 increased 4.1% from the three months ended March 31, 2014 on a 1.5% increase in capacity as measured by our ASMs. First quarter 2015 PRASM increased 2.6% year-over-year due to a 1.4% increase in passenger yield and a 0.9 point increase in load factor. Total RASM for the three months ended March 31, 2015 increased 2.7% from the three months ended March 31, 2014, primarily from the increase in PRASM and 4.6% increase in other revenue.

Other revenue for the three months ended March 31, 2015 increased 4.6% from the three months ended March 31, 2014 primarily due to increased advertising and brand revenues on our co-branded consumer credit card program and higher Express fee revenue.

Operating Expenses

	Three Months Ended March 31,		Change		Cost per ASM		Change
	2015	2014	Amount	%	2015	2014	%
					(in cents)
Operating expenses (in thousands):
Aircraft fuel	$88,558	$115,760	$(27,202)	(23.5)	3.14	4.17	(24.7)
Salaries, wages and benefits	64,733	53,824	10,909	20.3	2.29	1.94	18.0
Aircraft rent	44,982	46,496	(1,514)	(3.3)	1.59	1.67	(4.8)
Landing fees and other rents	33,983	32,221	1,762	5.5	1.21	1.16	4.3
Sales and marketing	26,379	24,562	1,817	7.4	0.94	0.88	6.8
Aircraft maintenance	13,834	19,044	(5,210)	(27.4)	0.49	0.69	(29.0)
Depreciation and amortization	4,103	3,269	834	25.5	0.15	0.12	25.0
Other operating expenses	34,396	31,345	3,051	9.7	1.22	1.13	8.0

Total operating expenses	$310,968	$326,521	$(15,553)	(4.8)	11.03	11.76	(6.2)

Operating statistics:
Available seat miles (millions)	2,819	2,777	42	1.5
Average stage length (statute miles)	1,425	1,406	19	1.4
Departures	13,828	13,825	3	—
CASM (excluding fuel)	7.89	7.59	0.30	4.0
CASM (excluding fuel and profit sharing)	7.82	7.59	0.23	3.0
Fuel cost per gallon	$2.39	$3.17	(0.78)	(24.6)
Fuel gallons consumed (thousands)	37,026	36,547	479	1.3
Teammates (FTE)	2,429	2,426	3	0.1

Aircraft fuel

Aircraft fuel expense for the three months ended March 31, 2015, which includes the effect of our fuel hedges, decreased by $27.2 million, or 23.5%, from the three months ended March 31, 2014. The decrease was primarily due to a decrease of $0.78, or 24.6%, in the average fuel cost per gallon offset in part by a 1.3% increase in fuel consumption, and $15.7 million net fuel hedge losses. The increased fuel consumption was substantially consistent with the increase in available seat miles.

We maintain an active FFP and hedging program to reduce the impact of sudden, sharp increases in fuel prices. We enter into a variety of hedging instruments, such as forward swaps, options and collar contracts on jet fuel and highly correlated commodities such as heating oil and crude oil. We also use FFPs, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At March 31, 2015, we had entered into derivative hedging instruments and FFPs for approximately 46% of our then expected nine-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the fourth quarter of 2015. Due in part to the impact of declining fuel prices, we recorded $15.7 million in fuel hedge net losses in the three months ended March 31, 2015, which include the effect of $2.3 million offsetting unrealized gains associated with fuel hedges that will mature after March 31, 2015.

Salaries, wages and benefits

Salaries, wages and benefits expense for the three months ended March 31, 2015 increased by $10.9 million, or 20.3%, from the three months ended March 31, 2014. Salaries and wages for flight crews increased significantly as a result of the competitive marketplace for talent and increasing seniority of our pilots and inflight teammates. In addition, salaries, wages and benefits expense for the three months ended March 31, 2015 included an increase of $1.0 million in profit sharing expense and $1.1 million in payroll tax expense on the payout for the 2014 profit sharing. Under our annual profit sharing program, we accrued a pro rata portion of our estimated 2015 total profit sharing, which is based on current internal projections of 2015 pre-tax income. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold which is based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2015, we estimate the threshold to be approximately $81.0 million. No profit sharing expense had been recorded in the three months ended March 31, 2014 because we had incurred a net loss.

Our overall benefit plan costs for the three months ended March 31, 2015 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates and an increase in healthcare costs.

We expect salaries, wages and benefit expense in 2015 to grow at a faster rate than our capacity as market and tenure-related adjustments continue. In 2015, we implemented a new employee stock purchase program under which employees may purchase our stock at a 10% discount of the market value at the end of each offering period. Also, a new discretionary 401(k) company contribution called “401(k) Plus” went into effect, under which we make additional 401(k) contributions of 4.5% of salary for pilots and 1.5% for all other teammates, subject to approval by our Board of Directors annually.

Additionally, in 2015 we began incurring costs associated with hiring and training new teammates in connection with our new aircraft deliveries.

Aircraft rent

Aircraft rent expense remained relatively constant for the three months ended March 31, 2015 from the three months ended March 31, 2014.

Landing fees and other rents

Landing fees and other rents expense for the three months ended March 31, 2015 increased by $1.8 million, or 5.5%, from the three months ended March 31, 2014, primarily as a result of rate increases for facilities at our destination airports.

Sales and marketing

Sales and marketing expense for the three months ended March 31, 2015 increased $1.8 million, or 7.4%, from the three months ended March 31, 2014, primarily due to increases in credit card penetration and fee rates.

Aircraft maintenance

Aircraft maintenance expense for the three months ended March 31, 2015 decreased by $5.2 million, or 27.4% from the three months ended March 31, 2014. There were no significant heavy airframe maintenance events scheduled for the first quarter of 2015 while multiple maintenance events were completed in the same period in 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $0.8 million, or 25.5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to depreciation of our new software licenses and additional aircraft leasehold improvements.

Other operating expenses

Other operating expense increased by $3.1 million, or 9.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily related to consulting fees and legal costs.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2015 decreased by $6.9 million, or 75.2%, from the three months ended March 31, 2014, primarily due to the $8.5 million reduction in related-party interest expense as a result of the 2014 Recapitalization. In November 2014 in connection the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5%. See our consolidated financial statements included in our 2014 Form 10-K for further details and a discussion of the accounting for these transactions.

Income Taxes

The income tax provision associated with our income in 2015 was largely offset by the release of a valuation allowance against net deferred tax assets. For the three months ended March 31, 2015, we recorded tax expense of $0.3 million resulting from the difference between the book and tax basis of indefinite-lived intangible assets that are not available to cover net deferred tax assets subject to a valuation allowance.

The following table sets forth our operating statistics for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	% Change
Operating Statistics (unaudited):
Available seat miles—ASMs (millions)	2,819	2,777	1.5
Departures	13,828	13,825	—
Average stage length (statute miles)	1,425	1,406	1.4
Aircraft in service—end of period	53	53	—
Fleet utilization	10.1	10.0	1.0
Passengers (thousands)	1,523	1,479	3.0
Average fare	$190.03	$187.96	1.1
Yield per passenger mile (cents)	12.82	12.64	1.4
Revenue passenger miles—RPMs (millions)	2,257	2,199	2.6
Load factor	80.1%	79.2%	0.9	pts
Passenger revenue per available seat mile—PRASM (cents)	10.27	10.01	2.6
Total revenue per available seat mile—RASM (cents)	11.58	11.28	2.7
Cost per available seat mile—CASM (cents)	11.03	11.76	(6.2)
CASM, excluding fuel (cents) (1)	7.89	7.59	4.0
CASM, excluding fuel and profit sharing (cents) (1)	7.82	7.59	3.0
Fuel cost per gallon	$2.39	$3.17	(24.6)
Fuel gallons consumed (thousands)	37,026	36,547	1.3
Teammates (FTE)	2,429	2,426	0.1

(1)	Refer to our “Reconciliation of GAAP to Non-GAAP Financial Measures” note for more information on these non-GAAP measures.

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity were cash and cash equivalents of $418.3 million. We also had restricted cash of $18.8 million as of March 31, 2015. Restricted cash primarily represents cash collateral securing our letters of credit for airport facility leases. In addition, we had $5.3 million of cash collateral posted with various third parties related to losses under our fuel hedging program.

As of March 31, 2015, we had $47.8 million of short-term debt and $90.1 million of long-term debt, of which $39.7 million was related-party debt. Included in our long-term debt balance is a five-year term loan credit facility we entered into in April 2014 for $40.0 million to finance airport slot purchases. This loan was funded in two tranches in April and May 2014. Principal is repayable in full at the end of five years. We accrue interest on this loan at a variable rate based on LIBOR and pay quarterly in arrears.

Currently our single largest capital expense is the acquisition cost of our aircraft. We operate all of our existing 53 aircraft under operating leases, which required a smaller up-front investment than if we had financed these aircraft with debt. Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of March 31, 2015, we had paid $103.6 million of PDPs to Airbus, $58.2 million of which were financed by a third-party payable upon delivery of aircraft. We expect that committed expenditures for ten future aircraft deliveries between July 2015 and June 2016, separately sourced spare engines and related aircraft equipment, including estimated amounts for contractual price escalations and PDPs, will total approximately $202.6 million in 2015 and $184.2 million in 2016. In April 2015, we entered into long-term debt financing agreements with three financing parties with respect to the first five aircraft to be delivered in 2015. We expect to finance approximately 80% of the net purchase price of these aircraft through these financing arrangements. We expect to enter into similar financing commitments with third-party lenders later this year for the five A320 aircraft to be delivered to us in 2016. We do not have financing commitments in place for the remaining 30 Airbus aircraft orders scheduled for delivery between 2020 and 2022. We have the right to cancel the remaining 30 aircraft, and as a result, these are not considered firm commitments. If we ultimately exercise our cancellation rights for up to 30 aircraft, we would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee.

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

Cash Flows

The following table presents information regarding our cash flows in the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash provided (used in) by operating activities	$33,078	$4,330
Net cash used in investing activities	(9,459)	(27,111)
Net cash provided by (used in) financing activities	1	8
Net increase (decrease) in cash and cash equivalents	23,620	(22,773)
Cash and cash equivalents, end of period	418,263	132,886

Net Cash Flow Provided By (Used In) Operating Activities

During the three months ended March 31, 2015, net cash flow provided by operating activities was $33.1 million. We had net income of $12.8 million adjusted for the following non-cash items: depreciation and amortization of $4.1 million, share-based compensation expense of $1.4 million and paid in-kind interest expense of $0.8 million. Air traffic liability, net of credit card holdbacks contributed $37.8 million of operating cash flow, primarily due to an annual advance payment from our co-branded credit card partner. We increased our maintenance deposits by $9.1 million, primarily due to our reserve payments for future maintenance events. Other non-current assets increased by $8.3 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period.

During the three months ended March 31, 2014, net cash flow provided by operating activities was $4.3 million. We had a net loss of $22.4 million adjusted for the following non-cash items: paid in-kind interest expense of $5.6 million and depreciation and amortization of $3.3 million. Air traffic liability, net of credit card holdbacks, contributed $19.4 million of cash flow, primarily due to an advance payment from our new co-branded credit card partner received in January 2014, offset in part by the timing of credit card settlements. We increased our maintenance deposits by $8.0 million, primarily due to our reserve payments for future maintenance events. Other current liabilities increased by $12.2 million, primarily because of increased accruals due to the timing of invoicing by some of our major business partners.

Net Cash Flows Used In Investing Activities

During the three months ended March 31, 2015, net cash flow used in investing activities was $9.5 million. We invested $7.1 million in flight equipment and software and made $2.3 million in pre-delivery payments for our aircraft scheduled to be delivered in 2015 and 2016.

During the three months ended March 31, 2014, net cash flow used in investing activities was $27.1 million. We invested in domestic airport operating rights, flight equipment and software.

Net Cash Flows Provided By (Used In) Financing Activities

Cash flow provided by financing was not material in the three months ended March 31, 2015 and the three months ended March 31, 2014. We expect to take delivery of five aircraft in the last half of 2015. We plan to fund the purchase of these aircraft through a mix of debt financing and operating cash. We finalized the debt financing arrangements for the 2015 aircraft deliveries in April 2015.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” included in our 2014 Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

Consolidated operating cost per available seat mile, excluding fuel and profit sharing is a non-GAAP financial measure that we use as a measure of our performance. CASM is a common metric used in the airline industry. We exclude aircraft fuel and profit sharing from operating cost per available seat mile to determine CASM ex-fuel and profit sharing. We believe that CASM excluding fuel and profit sharing provides investors the ability to measure financial performance excluding items beyond our control, such as (i) fuel costs, which are subject to many economic and political factors beyond our control, and (ii) profit sharing, which is sensitive to volatility in earnings. We believe this measure is more indicative of our ability to manage costs and is more comparable to measures reported by other major airlines.

We believe this non-GAAP measure provides a more meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies.

The following table provides the reconciliation of operating expense per ASM excluding fuel and profit sharing for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	$	per ASM	$	per ASM
	(in thousands)	(in cents)	(in thousands)	(in cents)
Total operating expenses	$310,968	11.03	$326,521	11.76
Less: Aircraft fuel	88,558	3.14	115,760	4.17

Operating expenses, excluding fuel	222,410	7.89	210,761	7.59
Less: 2015 profit sharing and payroll taxes related to 2014 profit sharing	2,096	0.07	—	—

Operating expense, excluding fuel and profit sharing	$220,314	7.82	$210,761	7.59

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the three months ended March 31, 2015 and 2014 represented approximately 28.5% and 35.5% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on March 2015 aircraft fuel market prices and our projected 2015 fuel consumption, a 10% increase in the average price per gallon would increase our annual aircraft fuel expense, including the impact of our outstanding hedged positions, by approximately $29.2 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we periodically enter into FFPs, forward swaps, call options for crude oil and collar contracts for heating oil. As of March 31, 2015, we had entered into fuel derivative contracts and FFPs that fixed or established a floor on the price associated with 46% of our forecasted aircraft fuel requirements for the next nine months at an approximate cost per gallon of $2.00, which is in excess of current market prices. All of our currently existing fuel hedge contracts are expected to settle by the end of the fourth quarter of 2015.

The fair value of our fuel derivative contracts as of March 31, 2015 was a net liability of $13.2 million offset by margin call deposits of $5.3 million, resulting in an overall net liability of $7.9 million. As of March 31, 2014, our fuel hedge net liability was $1.4 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2015, we believe the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.

Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR for the three months ended March 31, 2015 would have had an immaterial effect on total interest expense for the three months ended March 31, 2015.

Our remaining long-term debt consists of a fixed rate note payable. A hypothetical 10% change in market interest rates as of March 31, 2015 would have no effect on our interest expense but would reduce the fair value of our fixed-rate related-party debt instrument by $2.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially adversely affect our business, results of operations, financial condition and growth prospects.

Our business has been and in the future may be materially adversely affected by the price and availability of aircraft fuel. High fuel costs and increases in fuel prices or a shortage or disruption in the supply of aircraft fuel would have a material adverse effect on our business.

The price of aircraft fuel may be high or volatile. The cost of aircraft fuel is highly volatile and is our largest individual operating expense, accounting for 39.4%, 37.7% and 35.8% of our operating expenses for 2012, 2013, 2014. High fuel costs or increases in fuel costs (or in the price of crude oil) could materially adversely affect our business. Since August 2014, the price of jet fuel has fallen substantially, which benefits us by lowering our expenses. However, because fuel prices are highly volatile, the price of jet fuel may increase significantly at any time. We may be more susceptible to fuel-price volatility than most of our competitors since fuel represents a larger proportion of our total costs due to the longer average stage length of our flights.

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

Our fuel hedging program may not be effective. We cannot assure you our fuel hedging program, including our FFP contracts, which we use as part of our hedging strategy, will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Certain of our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices. Additionally, our ability to realize the benefit of declining fuel prices will be delayed by the impact of fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of FFPs or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could materially adversely affect our business.

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

Unauthorized incursions of our information technology infrastructure could compromise the personally identifiable information of our guests, prospective guests or employees and expose us to liability, damage our reputation and materially adversely affect our business.

In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party service providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses and home addresses and financial data such as credit card information. The security of the systems and network where we and our service providers store this data is a critical element of our business, and these systems and our network may be vulnerable to computer viruses, hackers and other security issues. Recently, several high profile consumer-oriented companies have experienced significant data breaches, which have caused those companies to suffer substantial financial and reputational harm. While we believe that we have taken appropriate precautions to avoid an unauthorized incursion of our computer systems, we cannot assure you that our precautions are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business. We are also subject to laws relating to privacy of personal data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our guests, prospective guests or employees could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and materially adversely affect our business. Additionally, any material failure by us or our service providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit cards as a form of payment.

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

The Port Authority of New York & New Jersey maintains a so-called “perimeter rule” that prohibits, with certain exceptions, weekday non-stop flights longer than 1,500 statutory miles from LGA, a restriction that does not exist at JFK and EWR. We currently have a limited number of take-off and landing slots at LGA, compared to certain of our competitors. If the LGA perimeter rule were relaxed or eliminated, it could increase competition at LGA for high-revenue longer haul routes favored by business travelers and higher revenue passengers. If New York business travelers and higher revenue passengers elect to travel out of LGA rather than JFK and EWR, airports that are farther from Manhattan, the financial performance of our operations at JFK and EWR may be materially adversely affected. Additionally, we may not have sufficient slots at LGA to compete, which could materially adversely affect our business.

We are also subject to restrictions imposed by federal law that require that no more than 24.9% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, that no more than 49.9% of our outstanding stock be owned by persons who are not U.S. citizens and that our president and at least two-thirds of the members of our board of directors and senior management be U.S. citizens. For more information on these requirements, see “-Our corporate charter and bylaws include provisions limiting voting and ownership by non-citizens and specifying an exclusive forum for stockholder disputes.” We are currently in compliance with these ownership restrictions. Our high level of foreign ownership may limit our opportunity to participate in U.S. government travel contracts and the Civilian Reserve Air Fleet program, however, if we are unable to satisfy policies and procedures of the U.S. Department of Defense for the mitigation of foreign ownership, control or influence required of cleared U.S. contractors.

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

We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and CFM International, or CFM, and we have historically relied solely on lessors to provide financing for our aircraft acquisition needs. As of March 31, 2015, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and $103.6 million of pre-delivery payment commitments, were approximately $386.9 million. Because we may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, we expect to seek external financing for these expenses. There are a number of factors that may affect our ability to raise financing or access the capital markets, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our growth and operations.

In addition, we may be unable to fully finance future aircraft acquisitions if the aircraft are perceived to be less valuable for any reason. We presently have ten Airbus A320-family, current engine option, or A320ceo, aircraft on order for delivery between July 2015 and June 2016. If Airbus’s newer A320neo-family aircraft provide expected improvements in the fuel consumption and an increase in nautical mile range, the Airbus A320ceo-family aircraft may be perceived to be less valuable. [We have entered into agreements to finance our acquisition of the aircraft on order for delivery in 2015.] However, if we are unable to fully finance our acquisition of the aircraft on order for delivery in 2016, our business may be materially adversely affected.

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

On August 13, 2014, our inflight teammates (whom other airlines refer to as flight attendants), representing approximately 32% of our workforce at the time, voted for representation by the Transport Workers Union, or TWU. As a result, the TWU has been certified as the representative of our inflight teammates, and we will be engaged with the TWU in a collective bargaining process for a first contract for those teammates in accordance with the requirements of the Railway Labor Act. Although we currently have a direct relationship with our remaining teammates, airline workers are one of the most heavily unionized private-sector employee groups, and any of our other non-management teammates could also seek to unionize. On April 24, 2015, the National Mediation Board notified us that the Air Line Pilots Association (ALPA) had collected sufficient signature cards to schedule a vote to determine if our pilots want to form a union with ALPA as their representative. If we are not able to reach agreement with the TWU on the terms of the collective bargaining agreement for our inflight teammates, or if one or more of our other teammate groups, including our pilots, elects a union to represent them, it could create a risk of work stoppages, which could materially adversely affect our business.

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

However, both LAX and SFO are high-traffic airports with limited excess facilities and capacity, which may restrict our growth at these two bases or may even constrict our existing operations. If either LAX or SFO are fully utilized by other airlines, we may be unable to increase our operations at such airport. Additionally, under our LAX and SFO leases, each airport has reserved the right to reevaluate the airlines’ collective utilization of the airport facilities to re-allocate preferential gates among the airlines based on certain usage standards. If we are unable to meet future minimum usage standards, we may lose access to our preferential gates. If we are unable to increase flights in these and other key markets, if any events cause a reduction in demand for air transportation in these key markets, if increases in competition cause us to reduce fares in these key markets, or if we lose access to our preferential gates, our business may be materially adversely affected.

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

The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease all of our aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. As of March 31, 2015, we had undiscounted future operating lease obligations of approximately $1.4 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines from Airbus and CFM for delivery over the next eight years. Under those agreements, we are obligated to make PDPs to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with ten aircraft scheduled for delivery between July 2015 and June 2016 that are non-cancelable and 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.

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

Most of our tickets are sold to customers using credit cards as the form of payment. Our credit card processors have rights in their agreements to hold back receivable monies related to tickets sold for future travel services (i.e., a “holdback”). Any related holdback is remitted to us shortly after the customer travels. Holdbacks are commonly imposed on newer or less creditworthy airlines. Prior to our IPO, we had significant holdback requirements with our two primary credit card processors, Elavon Inc. for Visa/MasterCard and American Express. In connection with the IPO, the Virgin Group obtained a $100.0 million letter of credit on our behalf which was issued to our credit card processors in order to release $100.0 million of our credit card holdbacks. We had $32.5 million in excess of the letter of credit held back as of March 31, 2015. Our outstanding receivable from our processors, which consists of amounts held back for future travel as well as ordinary course receivables, was $51.5 million at March 31, 2015. If a credit card processor determines there is a material risk with respect to our business or liquidity, it has the right to increase the amount or duration of the holdback. Any increase in the amount or duration of our holdbacks may negatively impact our liquidity and materially adversely affect our business.

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

As of March 31, 2015, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.1 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.

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

As of March 31, 2015, the Virgin Group and Cyrus Holdings own approximately 19.0% (which does not include the Virgin Group’s non-voting common stock) and 24.4% of our outstanding common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could delay or prevent a change in control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

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

We completed our initial public offering in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through March 31, 2015, the last reported sale price of our common stock has fluctuated between $29.29 and $43.81 per share. In addition, the market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	changes in the price of aircraft fuel;

•	announcements concerning our competitors, the airline industry or the economy in general;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	media reports and publications about the safety of our aircraft or the aircraft type we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	announcements concerning the availability of the type of aircraft we use;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	sales of our common stock or other actions by investors with significant shareholdings, including sales by our principal stockholders;

•	trading strategies related to changes in fuel or oil prices; and

•	general market, political and other economic conditions.

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

If securities or industry analysts cease to publish research or reports about our business or publish negative reports about our business, our stock price and trading volume could decline.

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

Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Cyrus Holdings and the Virgin Group collectively hold an aggregate of 17,399,966 shares of our voting common stock, or 48.0% of our voting common stock outstanding, and 56.2% of the total outstanding equity interests in our company as of March 31, 2015 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.

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

As of March 31, 2015, non-U.S. citizens owned, in the aggregate, 7,586,368 shares of voting common stock (representing approximately 20.9% of the total voting rights and approximately 17.6% of the total outstanding equity interests in our company).

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. In particular, in recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. We have in the past faced, and may face in the future, claims by third parties that we infringe upon their intellectual property rights. Such matters can be time- consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/ or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

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

We incurred significant cumulative net taxable losses through 2014. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. In addition, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change in the equity ownership of certain stockholders over a rolling three-year period) under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past, including in connection with our IPO and 2014 Recapitalization, that could limit our ability to use pre-change NOLs to offset future taxable income. In addition, we may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control), including in connection with sales of our common stock by Cyrus Capital or the Virgin Group. This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

On November 13, 2014, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-197660), as amended, filed in connection with the IPO. Pursuant to the Registration Statement, we registered, issued and sold an aggregate of 13,106,377 shares of our common stock at a price to the public of $23.00 per share for aggregate gross offering proceeds of $301.4 million. In addition, pursuant to the Registration Statement, VX Employee Holdings, LLC, a Virgin America employee stock ownership vehicle that we consolidate for financial reporting purposes, sold 231,210 outstanding shares held by it at a price to the public of $23.00 per share for aggregate gross offering proceeds of $5.3 million, which were then immediately disbursed to our teammates.

There has been no material change in the planned use of proceeds from the offering as described in the Registration Statement and in our 2014 Form 10-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2015

VIRGIN AMERICA INC.

By: /s/ Peter D. Hunt
Peter D. Hunt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Virgin America Inc.	8-K	3.1	11/19/14

3.2	Amended and Restated Bylaws of Virgin America Inc.	8-K	3.2	11/19/14

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

**	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Virgin America Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.