Form 10-Q
period 2015-06-30
Virgin America Inc.
filed 2015-07-30
CIK 1614436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 22, 2015, the registrant had 43,412,080 shares of common stock outstanding.

Virgin America Inc.

FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Virgin America Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,457	$394,643
Receivables, net	30,191	23,414
Prepaid expenses and other assets	35,404	20,874

Total current assets	566,052	438,931
Property and equipment:
Property and equipment, net	80,998	73,207
Pre-delivery payments for flight equipment	117,501	94,280

Total property and equipment, net	198,499	167,487
Aircraft maintenance deposits	223,104	211,946
Aircraft lease deposits	49,292	50,758
Restricted cash	19,744	18,775
Other non-current assets	127,032	112,279

	419,172	393,758

Total assets	$1,183,723	$1,000,176

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,725	$52,821
Air traffic liability	223,187	150,479
Other current liabilities	92,573	100,723
Long-term debt-current portion	68,656	33,824

Total current liabilities	437,141	337,847
Long-term debt-related parties	40,477	38,848
Long-term debt	40,000	57,416
Other long-term liabilities	102,647	106,812

Total liabilities	620,265	540,923
Contingencies and commitments (Note 4)
Stockholders’ equity
Preferred stock	—	—
Common stock	434	431
Additional paid-in capital	1,238,505	1,237,944
Accumulated deficit	(675,241)	(753,016)
Accumulated other comprehensive loss	(240)	(26,106)

Total stockholders’ equity	563,458	459,253

Total liabilities and stockholders’ equity	$1,183,723	$1,000,176

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Passenger	$359,709	$358,108	$649,073	$636,148
Other	41,177	40,737	78,165	76,087

Total operating revenues	400,886	398,845	727,238	712,235

Operating expenses:
Aircraft fuel	93,743	131,664	182,301	247,423
Salaries, wages and benefits	74,758	59,318	139,490	113,143
Aircraft rent	45,708	45,861	90,690	92,357
Landing fees and other rents	34,071	33,286	68,054	65,507
Sales and marketing	30,704	28,615	57,083	53,177
Aircraft maintenance	12,656	16,409	26,489	35,453
Depreciation and amortization	4,225	3,484	8,328	6,753
Other operating expenses	37,363	33,082	71,762	64,427

Total operating expenses	333,228	351,719	644,197	678,240

Operating income:	67,658	47,126	83,041	33,995

Other income (expense):
Interest expense-related-party	(822)	(9,558)	(1,628)	(18,940)
Interest expense	(1,616)	(951)	(2,831)	(1,484)
Capitalized interest	1,242	635	2,309	1,116
Other income (expense), net	(1,109)	(2)	(2,428)	258

Total other expense	(2,305)	(9,876)	(4,578)	(19,050)

Income before income tax	65,353	37,250	78,463	14,945
Income tax expense	364	267	688	316

Net income	$64,989	$36,983	$77,775	$14,629

Net income per share:
Basic	$1.50	$20.42	$1.80	$8.08

Diluted	$1.47	$11.92	$1.75	$4.72

Shares used for computation:
Basic	43,298	702	43,239	702
Diluted	44,083	1,992	44,538	1,992

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$64,989	$36,983	$77,775	$14,629
Derivative financial instruments, net of tax:
Change in unrealized losses (gains)	4,569	1,518	1,551	(1,227)
Net losses reclassified into earnings	9,080	484	24,315	501

Other comprehensive income (loss)	13,649	2,002	25,866	(726)

Total comprehensive income	$78,638	$38,985	$103,641	$13,903

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:	$130,920	$25,059

Cash flows from investing activities:
Acquisition of property and equipment and intangible assets	(16,273)	(31,070)
Pre-delivery payments for flight equipment	(5,805)	(9,182)

Net cash used in investing activities	(22,078)	(40,252)

Cash flows from financing activities:
Net proceeds of equity issuance	1,526	8
Proceeds of term loan facility	—	40,000
Debt issuance costs	(818)	(494)
Shares repurchased for tax withholding on vesting of restricted stock units	(3,736)	—

Net cash provided by (used in) financing activities	(3,028)	39,514

Net increase in cash and cash equivalents	105,814	24,321

Cash and cash equivalents, beginning of period	394,643	155,659

Cash and cash equivalents, end of period	$500,457	$179,980

Non-cash transactions:
Non-cash loan borrowings on pre-delivery payments for flight equipment	17,416	—

See accompanying notes to the condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements of Virgin America Inc. (the “Company”) for the three and six months ended June 30, 2014 include the accounts of the Company and its variable interest entity, VX Employee Holdings LLC, for which it was the primary beneficiary until all of the shares held by VX Employee Holdings LLC were sold to the public as part of the Company’s initial public offering (the “IPO”) in November 2014 as discussed below. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2014 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

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

In November 2014, concurrent with the pricing of the IPO, the Company entered into a recapitalization agreement (the “2014 Recapitalization”) with certain security-holders to exchange or extinguish the majority of its then-outstanding related-party debt and accrued interest (the “Related-Party Notes”) with contractual value of $684.8 million at the time and all of its convertible preferred stock and outstanding warrants. The Company repaid $156.5 million of certain Related-Party Notes with $56.5 million from the proceeds of the IPO and $100.0 million from the release of cash collateral to the Company in connection with a $100.0 million letter of credit facility issued on its behalf to certain of its credit card processors by the Virgin Group (the “Letter of Credit Facility”, which has since been terminated). The Company issued a new $50.0 million note to the Virgin Group (the “Post-IPO Note”) in exchange for the cancellation of $50.0 million of certain Related-Party Notes previously outstanding and held by the Virgin Group. The Company recorded the Post-IPO Note at the estimated fair value of $38.5 million. The Company exchanged the remainder of the Related-Party Notes for 22,159,070 shares of common stock based on the IPO offering price and the remaining outstanding contractual value of the debt, except for principal and accrued interest under certain secured notes issued in December 2011 and certain secured notes issued in May 2013 both held by Cyrus Capital, which were converted at a premium of 117% of the outstanding contractual value. The Company also converted each of 1,950,937 shares of convertible preferred stock and Class A, Class A-1, Class B, Class C and Class G common stock into shares of common stock on a one-to-one basis and exchanged related-party warrants to purchase 26,067,475 shares of common stock for 5,742,543 shares of common stock with the remaining related-party warrants to purchase 16,175,126 shares of common stock canceled in their entirety. For additional information, see the consolidated financial statements included in the 2014 Form 10-K.

During the three months ended June 30, 2015, the Company recorded an immaterial correction related to prior period Elevate loyalty revenue to increase passenger revenue and decrease deferred revenue by $3.2 million. The Company assessed the materiality of this adjustment for each quarterly and annual period and determined that the adjustment was immaterial to all reported periods.

Receivables, net

Receivable, net includes credit card holdbacks and other receivables. Credit card holdbacks and related receivables are amounts due from credit card processors associated with sales for future travel and are carried at cost. Under the terms of the Company’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral by the credit card processors, due to the Company’s credit and in part to cover any possible refunds or chargebacks that may occur. These holdbacks are short-term, as the travel for which they relate occurs within twelve months. In June 2015, the Company entered into agreements with its credit card processors to reduce the holdback requirements to 0% and, in connection with this the $100.0 million Letter of Credit Facility was terminated. The credit card processors have the right to increase the credit card holdback amount in the future depending on the Company’s financial performance. If the Company’s credit card processors were to implement a new holdback requirement, it would be funded through withholding proceeds from future ticket sales made through credit card transactions. As of June 30, 2015, the Company recorded $18.6 million in credit card receivables. As of December 31, 2014, the Company had no net holdbacks outstanding as a result of the Letter of Credit Facility and $9.6 million of credit card receivables.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will replace most existing revenue recognition standards under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard will require the Company to recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result, the Company will need to use more judgments and estimates to determine when and how revenue is recognized than U.S. GAAP currently requires. The new standard will become effective for the Company on January 1, 2018. The Company believes the most significant effect of this accounting standards update will be the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by customers associated with flights points with a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.

In February 2015, the FASB issued an accounting standards update that eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered variable interest entities (VIEs) but will be considered VIEs under the new guidance provided they have a variable interest in those VIEs. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not expect this accounting standards update to have a material impact on the consolidated financial statements.

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

In June 2015, the FASB issued an accounting standards update that corrects differences between original accounting guidance and the accounting guidance codification, clarifies the accounting guidance, corrects references and makes minor improvements affecting a variety of accounting topics. Transition guidance varies based on the amendments in the update. The amendments in the update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect this accounting standards update to have a material impact on the consolidated financial statements.

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2015 and December 31, 2014 respectively (in thousands):

	June 30, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$444,803	$—	$—	$444,803
Restricted cash	19,744	—	—	19,744
Heating oil collars - fuel derivative instruments	—	—	—	—
Brent calls - fuel derivative instruments	—	1	—	1
Heating oil swaps - fuel derivative instruments	—	201	—	201
Jet fuel swaps - fuel derivative instruments	—	(259)	—	(259)
Interest rate swaps	—	42	—	42

	$464,547	$(15)	$—	$464,532

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$339,211	$—	$—	$339,211
Restricted cash	18,775	—	—	18,775
Heating oil collars - fuel derivative instruments	—	(27,170)	—	(27,170)
Brent calls - fuel derivative instruments	—	50	—	50

	$357,986	$(27,120)	$—	$330,866

A portion of the Company’s debt is privately negotiated with related parties. The estimated fair value of related-party debt was $45.9 million and $38.8 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of the non-related party debt includes financing associated with aircraft pre-delivery payments of $68.7 million and $51.2 million at June 30, 2015 and December 31, 2014 and a $40.0 million financing of airport slots. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value, and therefore, such amounts are categorized as Level 3 in the fair value hierarchy.

(3)	Financial Derivative Instruments and Risk Management

Fuel Hedges

To manage economic risks associated with the fluctuations of aircraft fuel prices, since 2012, the Company has hedged a targeted percentage of its forecasted fuel requirements over the following 12 months with a rolling strategy of entering into call options for crude oil and collar contracts for heating oil in the longer term, three to 12 months before the expected fuel purchase date; then prior to maturity of these contracts, within three months of the fuel purchase, the Company exited these contracts by entering into offsetting trades and locking in the price of a percentage of its fuel requirements through the purchase of fixed forward pricing (“FFP”) contracts in jet fuel. In 2015, the Company eliminated the use of call options and collars from its fuel hedging program and began utilizing forward swaps on jet fuel, heating oil and crude oil to lock in future fuel purchase prices.

The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. As of June 30, 2015, the total commitment related to FFP contracts was $38.6 million, for which the related fuel will be purchased during 2015.

The Company designates the majority of its fuel hedge derivatives contracts as cash flow hedges under the applicable accounting standard, if they qualify for hedge accounting. Under hedge accounting, all periodic changes in the fair value of the derivatives designated as effective hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the underlying fuel is purchased, at which point the deferred gain or loss will be recorded as fuel expense. In the event that the Company’s fuel hedge derivatives do not qualify as effective hedges, the periodic changes in fair value of the derivatives are included in fuel expense in the period they occur. If the Company terminates a fuel hedge derivative contract prior to its settlement date, the cumulative gain or loss recognized in AOCI at the termination date will remain in AOCI until the terminated intended transaction occurs. In the event it becomes improbable that such event will occur, the cumulative gain or loss is immediately reclassified into earnings. All cash flows associated with purchasing and settling of fuel hedge derivatives are classified as operating cash flows in the accompanying condensed consolidated statements of cash flows.

Interest Rate Swaps

In April 2015, the Company executed debt facility agreements to finance the Company’s 2015 aircraft deliveries. Refer to Note 4 - Contingencies and Commitments for additional information. The Company entered into interest rate swaps in May 2015 to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to future interest payments on the committed financing for an aircraft to be delivered in November 2015. The interest rate swaps hedge the risk of changes in the Company’s cash flows (i.e., interest payments attributable to changes in the three-month USD-LIBOR-BBA swap rate, the designated benchmark interest rate being hedged) on an amount of the debt principal equal to the committed financing amount. As such, the swap terms match the payment terms on the debt. The interest rate swaps are designated cash flow hedges. The gains and losses related to the changes in fair value of the swaps are included in AOCI in the accompanying condensed consolidated balance sheet. The effect of such swaps is to convert the floating interest rate to a fixed rate until the aircraft is delivered in November 2015, when the debt funding occurs. Hedge accounting will cease once the interest rate has been contractually fixed upon aircraft delivery, and the outstanding AOCI balance associated with the interest rate swap will be amortized using the interest method over the term of the debt. The fair value of the interest rate swaps is reflected in other current assets in the accompanying condensed consolidated balance sheet. The measurement of hedge effectiveness is based on the hypothetical-derivative method in which the cumulative change in the fair value of the hedging instrument will be compared to the cumulative change in fair value of the hypothetical derivative.

The following tables present the fair value of derivative assets and liabilities that are designated and not designated as hedging instruments, as well as the location of the asset and liability balances within the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		June 30, 2015	December 31, 2014
		(unaudited)
Fuel derivative instruments—Heating oil collars	Current liabilities	—	(24,762)
Fuel derivative instruments—Brent calls	Current liabilities	—	(84)
Fuel derivative instruments—Heating oil swaps	Current liabilities	317	—
Fuel derivative instruments—Jet fuel swaps	Current liabilities	(259)	—
Interest rate swaps	Current assets	42	—

Total current assets (liabilities)		$100	$(24,846)

Derivatives not designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		June 30, 2015	December 31, 2014
		(unaudited)
Fuel derivative instruments—Heating oil collars	Current liabilities	—	(2,408)
Fuel derivative instruments—Brent calls	Current liabilities	1	134
Fuel derivative instruments—Heating oil swaps	Current liabilities	(116)	—

Total current assets (liabilities)		$(115)	$(2,274)

As of June 30, 2015, the Company had no margin call balances with its counterparties. At December 31, 2014, the Company had deposited $14.4 million as collateral with one of its counterparties to comply with margin call requirements related to fuel derivative losses that exceed the portfolio’s credit limit. The Company had recorded the margin call deposits in other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2014, offsetting the net hedge liability of $27.1 million. Thus the total net current hedge liability was $12.7 million at December 31, 2014.

The following table summarizes the effect of fuel derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the six months ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	Aircraft fuel expense	$(9,219)	$(549)	$(24,434)	$(677)

Total impact to the consolidated statements of operations		$(9,219)	$(549)	$(24,434)	$(677)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the six months ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	Aircraft fuel expense	$800	$(476)	$353	$(928)

Total impact to the consolidated statements of operations		$800	$(476)	$353	$(928)

At June 30, 2015, the Company estimated that approximately $0.3 million of net derivative losses related to its cash flow fuel hedges included in AOCI will be reclassified into earnings within the next nine months.

Interest rate swaps did not affect the condensed consolidated statement of operations as of June 30, 2015. At June 30, 2015, the Company estimates that an immaterial amount of net derivative gains related to its interest rate swaps included in AOCI will be reclassified into earnings within the next twelve months.

The effect of fuel derivative instruments designated as cash flow hedges and the underlying hedged items on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, is summarized as follows (in thousands):

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or Interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Three Months Ended,		Three Months Ended,		Three Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	$4,527	$1,518	$(9,080)	$(484)	$(139)	$(65)
Interest rate swaps	42	—	—	—	—	—

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or Interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Six Months Ended,		Six Months Ended,		Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	$1,509	$(1,227)	$(24,315)	$(501)	$(119)	$(176)
Interest rate swaps	42	—	—	—	—	—

The notional amounts of the Company’s outstanding fuel and debt payment related derivatives are summarized as follows (in millions):

	June 30, 2015	December 31, 2014
	(unaudited)
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil collars (gallons)	0	36
Fuel derivative instruments—Brent calls (gallons)	0	16
Fuel derivative instruments—Heating oil swaps (gallons)	9	0
Fuel derivative instruments—Jet fuel swaps (gallons)	28	0
Interest rate swaps (dollars)	$39	$0
Derivatives not designated as hedging instruments:
Fuel derivative instruments—Heating oil collars (gallons)	0	3
Fuel derivative instruments—Brent calls (gallons)	11	13
Fuel derivative instruments—Heating oil swaps (gallons)	2	0
Fuel derivative instruments—Jet fuel swaps (gallons)	0	0
Interest rate swaps (dollars)	$0	$0

As of June 30, 2015, the Company had entered into fuel derivative contracts for approximately 30% of its forecasted aircraft fuel requirements for the next nine months at a weighted-average cost per gallon of $1.86 (excluding related fuel taxes).

The Company presents its fuel derivative instruments at net fair value in the accompanying condensed consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net settlement under certain conditions. As of June 30, 2015 and December 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

	June 30, 2015 (unaudited)
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$2,176	$(2,176)	$—	$2,176	$(2,176)	$—
Fair value of liabilities	(2,233)	2,176	(57)	(2,233)	2,176	(57)
Margin call deposits			—			—

Total			$(57)			$(57)

	December 31, 2014
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$256	$(256)	$0	$256	$(256)	$0
Fair value of liabilities	(27,376)	256	(27,120)	(27,376)	256	(27,120)
Margin call deposits			14,390			14,390

Total			(12,730)			(12,730)

The fuel derivative agreements the Company has with its counterparties may require the Company to pay all, or a portion of, the outstanding loss positions related to these contracts in the form of a margin call prior to their scheduled maturities. The amount of collateral posted, if any, is adjusted based on the fair value of the fuel hedge derivatives. The Company did not have any collateral posted related to outstanding fuel hedge contracts at June 30, 2015 and had $14.4 million of collateral posted related to outstanding fuel hedge contracts at December 31, 2014, which is reflected in the table above.

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

The Company is party to routine contracts under which it indemnifies third parties for various risks. The Company has not accrued any liability for these indemnities, as the amounts are neither determinable nor estimable.

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

Pre-Delivery Payments and Financing for Flight Equipment

In December 2010, the Company entered into a purchase agreement with Airbus for 60 A320 aircraft, including 30 A320neo aircraft, the first commercial order for the new eco-efficient engine option. Under the terms of the Company’s aircraft purchase agreement, the Company is committed to making pre-delivery payments at varying dates prior to delivery.

In December 2012, the Company amended its 2010 aircraft purchase agreement with Airbus reducing its order of 60 A320 aircraft to 40 aircraft and deferring delivery dates to begin in 2015. Under the amended agreement, the Company also obtained cancellation rights for the last 30 of the 40 aircraft, which cancellation rights are exercisable in groups of five aircraft two years prior to the stated delivery periods in 2020 to 2022, subject to loss of deposits and credits as a cancellation fee. All of the deposits have been reapplied according to the new delivery schedule except for $11.0 million which was converted into a credit earned upon delivery of the last 10 of the 40 aircraft. The Company has evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million held by Airbus as a cancellation fee, but would not be required to pay any additional funds. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees. The Company maintains $117.5 million of pre-delivery payments, of which $91.5 million relates to the first 10 and $26.0 million to the last 30 aircraft, in its accompanying condensed consolidated balance sheets as of June 30, 2015, $68.7 million of which was financed by a third party and all of which is payable in 2015 and 2016.

Committed expenditures not subject to cancellation rights for these aircraft and separately sourced spare engines, including estimated amounts for contractual price escalations and pre-delivery payment deposits, will total approximately $213.9 million in the remainder of 2015 and $209.6 million in 2016. The Company believes that its cash resources and commercially available aircraft financing will be sufficient to satisfy these purchase commitments. In April 2015, the Company executed debt facility agreements to finance the Company’s 2015 aircraft deliveries for $195.0 million with three financing parties. These financings will represent approximately 80% of the net purchase price of the five A320 CEO aircraft. Each of the loans will be closed and funded on the date of each aircraft delivery from July through December 2015. The Company will finance an aggregate of $168.6 million through the senior debt facilities, subject to 12-year repayment terms, and $26.4 million through the subordinated debt facility, subject to six-year repayment terms. All of the debt will accrue interest which, if fixed at the applicable LIBOR swap rate for the weighted average life of the loan, would average approximately 5.0%. As of June 30, 2015, senior debt in the amount of $102.6 million has been fixed under these agreements at an aggregate interest rate of 4.77% and is not subject to further changes in interest rates. Principal and interest will be payable quarterly in arrears. Loans related to two of the aircraft are pre-payable with a premium prior to the third anniversary of such advance date and at par thereafter, subject to payment of early termination charges, if applicable. Loans related to three of the aircraft are not pre-payable prior to the third anniversary of the issuance date and are pre-payable at par thereafter, subject to payment of early termination charges, if applicable. The debt facility agreements have no financial covenants. The Company entered into interest rate swaps on the underlying base indexed interest rates for $33 million notional of aircraft financing with a 12-year term at 2.36% and for $6 million of the subordinated aircraft financing at 1.70% with a six-year term. See Note 3, Financial Derivative Instruments and Risk Management for more information.

In July 2015, the Company took delivery of the first of five aircraft scheduled to be delivered in 2015.

Letter of Credit Facility

In connection with the 2014 Recapitalization, the Virgin Group arranged for a $100.0 million Letter of Credit Facility issued on behalf of the Company to certain companies that process substantially all of the Company’s credit card transactions. The Letter of Credit Facility would have only become an obligation of the Company if one or both of its credit card processors had drawn on the Letter of Credit Facility. The Letter of Credit Facility was canceled in June 2015 upon the elimination of the credit card holdback requirement by the Company’s primary credit card processors.

The note purchase agreement for the Post-IPO Note provides that the term of the Post-IPO Note will reduce from eight to six years in the event that the Letter of Credit Facility is terminated within the first six years of issuance. As a result of the cancellation of the Letter of Credit Facility, the Post-IPO Note and the related accrued interest will become payable in November 2020.

Summary of Future Payment Obligations

As of June 30, 2015, the Company has the following contractual payment commitments (in thousands):

Year	Long-term debt including related- party (1)	Aircraft and engine purchases (2)	Aircraft and engine leases (3)	Maintenance deposits (4)	Other leases (5)	Total
2015	$33,824	$213,918	$112,277	$5,645	$13,373	$379,037
2016	34,832	209,583	217,457	8,968	26,547	497,387
2017	—	—	204,303	9,367	26,712	240,382
2018	40,000	—	188,903	10,186	23,541	262,630
2019	51,534	—	172,562	10,814	16,888	251,798
Thereafter	—	—	487,888	36,900	34,265	559,053

	$160,190	$423,501	$1,383,390	$81,880	$141,326	$2,190,287

(1)	Includes accrued interest; excludes future interest of $15.5 million to be accrued through and payable in November 2020 on the Post-IPO Note.
(2)	Represents non-cancelable contractual payment commitments for aircraft and engines; includes $195.0 million of aircraft financing obtained for 2015 deliveries.
(3)	Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates.
(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.
(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.

The table above excludes the Company’s commitment to pay royalties in 2015 of 0.5% of the Company’s operating revenue for the use of the Company’s brand name to a related party. This license fee will increase to 0.7% starting in the first quarter of 2016 until the Company’s total annual revenue exceeds $4.5 billion, at which time the annual license fee would resume to 0.5%. For additional information, see the consolidated financial statements included in the 2014 Form 10-K.

(5)	Income Taxes

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

(6)	Related-Party Transactions

The Company licenses the use of its brand name from certain entities affiliated with Virgin Enterprises Limited, a company incorporated in England and Wales (“VEL”). VEL is an affiliate of one of the Company’s largest stockholders, the Virgin Group, which has one designee on the Company’s board of directors. The Company paid license fees of $2.0 million during each of the three months ended June 30, 2015 and 2014 and $3.7 million and $3.6 million for the six months ended June 30, 2015 and 2014. The Company had accrued unpaid royalty fees of $2.0 million and $1.8 million at June 30, 2015 and December 31, 2014.

As of June 30, 2015 the Virgin Group, through its affiliates including VX Holdings L.P., owned approximately 18.9% of the Company’s issued and outstanding voting stock and all of the outstanding related-party debt. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Company’s board of directors must be U.S. citizens. U.S. citizen investors owned over 75% of the voting stock of the Company, of which Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owned approximately 28.8% as of June 30, 2015.

As of June 30, 2015, 27.1% of the Company’s $149.1 million debt was held by related-party investors. In connection with the 2014 Recapitalization, the Company reduced related-party debt with a carrying value of $728.3 million to $38.5 million. The Company incurred $0.8 million and $9.6 million of related-party interest expense for the three months ended June 30, 2015 and 2014 and $1.6 million and $18.9 million for the six months ended June 30, 2015 and 2014. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee was equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance and was payable quarterly. For the three and six months ended June 30, 2015, the Company recorded $1.1 million and $2.5 million in commitment fees in the accompanying condensed consolidated statements of operations. In June 2015, the Company canceled the Letter of Credit Facility in conjunction with the elimination of the credit card holdback requirement and is no longer incurring related commitment fees. The Post-IPO Note provided for a reduction of the term of the Note from eight to six years in the event of early termination of the Letter of Credit Facility. In connection with the cancellation of the Letter of Credit Facility in June 2015, and as required by the related note purchase agreement, the term of the Post-IPO Note issued to Virgin Group was reduced from eight to six years.

(7)	Net Income Per Share

Employee equity share options and unvested shares granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of of in-the-money options, unvested restricted stock units, and shares to be issued under the Company’s ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

Basic and diluted net income per share were computed using the two-class method for periods prior to the completion of the IPO, which is an allocation method that determines net income per share for common stock and participating securities.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
BASIC:
Net income	$64,989	$36,983	77,775	$14,629
Less: net income allocated to participating securities	—	(22,658)	—	(8,962)

Net income attributable to common shareholders	$64,989	$14,325	$77,775	$5,667

Weighted-average common shares outstanding	43,298	702	43,239	702

Basic net income per share	$1.50	$20.42	$1.80	$8.08

DILUTED:
Net income	$64,989	$36,983	$77,775	$14,629
Less: net income allocated to participating securities	—	(13,230)	—	(5,233)

Net income attributable to common shareholders	$64,989	$23,753	$77,775	$9,396

Weighted-average common shares outstanding-basic	43,298	702	43,239	702
Effect of dilutive potential common shares	785	1,290	1,299	1,290

Weighted-average common shares outstanding-diluted	44,083	1,992	44,538	1,992

Diluted net income per share	$1.47	$11.92	$1.75	$4.72

The following warrants and director and employee stock awards were excluded from the calculation of diluted net earnings per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warrants to purchase common stock	—	42,243	—	42,243
Stock option awards	22	—	18	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “expect,” “estimate,” “plan,” “anticipate,” “indicate,” “believe,” “forecast,” “guidance,” “outlook,” “may,” “will,” “would,” “should,” “seek,” “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our expectations and beliefs concerning future events, based on information available to us on the date of the filing of this report, and are subject to various risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which or by which such performance or results will be achieved. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements include those listed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

Overview

Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the continental United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient A320 fleet. As of June 30, 2015, we provided service to 21 airports in the United States and Mexico with a fleet of 53 narrow-body aircraft.

Second Quarter 2015 Highlights

Our pre-tax income for the second quarter of 2015 was $65.4 million, an increase of $28.1 million as compared to the second quarter of 2014. Several factors contributed to our significant improvement in earnings:

•	Operating Revenue: Total revenue increased $2.0 million, or 0.5%, from an increase in revenue per available seat mile (RASM) of 0.6%, on a slight decrease in capacity. Our passenger revenue per available seat mile (PRASM) was positively impacted by a $3.2 million adjustment related to Elevate loyalty revenue which increased PRASM by 0.9%. The majority of our markets within our network showed improved revenue performance in the second quarter of 2015 as compared to the second quarter of 2014. Our transcontinental flights from New York to Los Angeles and to San Francisco experienced high demand with lower average fares as a result of the introduction of additional capacity into the market by competitors, resulting in a year-over-year PRASM reduction in these markets. Our operations at Dallas Love Field (“DAL”), which began in the third quarter of 2014, are still developing. The markets we serve from DAL are experiencing large increases in capacity by us and other airlines, growing levels of traffic and low average fares. These routes produce PRASM well below our average PRASM but are showing signs of improvement as the markets mature.

•	Operating Cost: Our total operating expenses declined $18.5 million, or 5.3%, primarily from sharply lower fuel costs. Our average cost per gallon of jet fuel declined 29.9% from the second quarter of 2014, resulting in a decrease in aircraft fuel expense of $37.9 million. In addition, our aircraft maintenance expense declined $3.8 million due to decreased scheduled heavy airframe maintenance checks. Salaries, wages and benefits expense increased $15.4 million from the second quarter of 2014, primarily from an increase in accrued profit-sharing and profit-sharing-related payroll taxes of $4.0 million, increases in equity related compensation of $1.3 million and increases for teammate compensation, 401K contributions and benefits related to our 2015 compensation and benefits initiatives implemented earlier in 2015. We expect salaries, wages and benefits to increase throughout 2015 compared to 2014 as we align compensation across most work groups with industry average pay rates. However, we expect the salaries, wages and benefits rate increases that we are experiencing in 2015 will moderate in 2016 and beyond and be more aligned with long-term domestic inflation trends.

•	Net Other Expense: Our net interest and other expense decreased $7.6 million as a result of the decrease in related-party debt from the restructuring of our balance sheet in connection with our initial public offering in November 2014.

We operated a total fleet of 53 aircraft in both the second quarters of 2015 and 2014. Our capacity remained consistent year-over-year.

In July 2015, subsequent to second quarter end, we took delivery of the first of five A320 aircraft scheduled to be delivered in the second half of 2015. We also are scheduled to take delivery of five A320 aircraft in the first half of 2016. We expect to add new markets from this expansion as well as increase frequency in some of our existing markets. We currently expect to purchase these aircraft and finance the majority of the purchase price with long-term debt obtained from commercial banks. The operating lease on one of existing 53 aircraft is scheduled to terminate in the first quarter of 2016. We are in discussions with this lessor and expect to extend this operating lease.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the three months ended June 30, 2015, our net income was $65.0 million, an increase of $28.0 million as compared to $37.0 million for the same period in 2014. Our operating income of $67.7 million for the three months ended June 30, 2015 increased by $20.5 million from the prior year period. Our operating margin increased by 5.1 points to 16.9% in the three months ended June 30, 2015 as compared to 11.8% for the three months ended June 30, 2014.

Our operating capacity, as measured by available seat miles (ASMs), remained relatively consistent for the three months ended June 30, 2015 as compared to the same period in 2014. Our number of passengers increased by 4.4% in the three months ended June 30, 2015 year-over-year due to reduction in stage length from changes in our route network, and our yield increased by 0.3%.

Our cost per available seat mile (CASM) decreased by 5.3% to 10.41 cents for the three months ended June 30, 2015 as compared to 10.99 cents for the same period in 2014. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits.

In addition, interest expense for the three months ended June 30, 2015 decreased by $8.1 million from the prior year period, primarily as a result of a recapitalization agreement (our 2014 Recapitalization) with security holders to exchange or extinguish the majority of our then outstanding related-party debt and accrued interest.

Operating Revenues

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
Operating revenues (in thousands):
Passenger	$359,709	$358,108	$1,601	0.4
Other	41,177	40,737	440	1.1

Total operating revenues	$400,886	$398,845	$2,041	0.5

Operating statistics:
Available seat miles (millions)	3,200	3,202	(2)	(0.1)
Revenue passenger miles (millions)	2,722	2,719	3	0.1
Average stage length (statute miles)	1,421	1,482	(61)	(4.1)
Load factor	85.1%	84.9%	0.2	pts
Total passenger revenue per available seat mile—PRASM (cents)	11.24	11.18	0.06	0.5
Total revenue per available seat mile—RASM (cents)	12.53	12.46	0.07	0.6
Yield (cents)	13.21	13.17	0.04	0.3
Average fare	$199.30	$207.09	$(7.79)	(3.8)
Passengers (thousands)	1,805	1,729	76	4.4

Passenger revenue for the three months ended June 30, 2015 increased 0.4% from the three months ended June 30, 2014 on flat capacity as measured by our ASMs. Second quarter 2015 PRASM increased 0.5% year-over-year. PRASM was positively impacted by a $3.2 million adjustment related to Elevate loyalty revenue which increased PRASM by 0.9%. Total RASM for the three months ended June 30, 2015 increased 0.6% from the three months ended June 30, 2014, primarily from the increase in PRASM and 1.1% increase in other revenue.

Other revenue for the three months ended June 30, 2015 increased 1.1% from the three months ended June 30, 2014 primarily due to higher ancillary fee revenue from reserved seat assignments and priority boarding in our main cabin.

Operating Expenses

	Three Months Ended June 30,		Change		Cost per ASM		Change
	2015	2014	Amount	%	2015	2014	%
					(in cents)
Operating expenses (in thousands):
Aircraft fuel	$93,743	$131,664	$(37,921)	(28.8)	2.93	4.12	(28.9)
Salaries, wages and benefits	74,758	59,318	15,440	26.0	2.34	1.85	26.5
Aircraft rent	45,708	45,861	(153)	(0.3)	1.43	1.43	—
Landing fees and other rents	34,071	33,286	785	2.4	1.06	1.03	2.9
Sales and marketing	30,704	28,615	2,089	7.3	0.96	0.89	7.9
Aircraft maintenance	12,656	16,409	(3,753)	(22.9)	0.40	0.52	(23.1)
Depreciation and amortization	4,225	3,484	741	21.3	0.13	0.11	18.2
Other operating expenses	37,363	33,082	4,281	12.9	1.16	1.04	11.5

Total operating expenses	$333,228	$351,719	$(18,491)	(5.3)	10.41	10.99	(5.3)

Operating statistics:
Available seat miles (millions)	3,200	3,202	(2)	(0.1)
Average stage length (statute miles)	1,421	1,482	(61)	(4.1)
Departures	15,722	15,137	585	3.9
CASM (excluding fuel)	7.48	6.87	0.61	8.9
CASM (excluding fuel and profit sharing)	7.27	6.79	0.48	7.1
Fuel cost per gallon	$2.18	$3.11	(0.93)	(29.9)
Fuel gallons consumed (thousands)	42,915	42,281	634	1.5
Teammates (FTE)	2,565	2,500	65	2.6

Aircraft fuel

Aircraft fuel expense for the three months ended June 30, 2015, which includes the effect of our fuel hedges, decreased by $37.9 million, or 28.8%, from the three months ended June 30, 2014. The decrease was primarily due to a decrease of $0.93, or 29.9%, in the average fuel cost per gallon offset in part by a 1.5% increase in fuel consumption, and $8.4 million of net fuel hedge losses.

We maintain an active hedging program to reduce the impact of sudden, sharp increases in fuel prices. We enter into a variety of hedging instruments, such as forward swaps, options and collar contracts on jet fuel and highly correlated commodities such as heating oil and crude oil. We also use fixed forward pricing agreements, or FFPs, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At June 30, 2015, we had entered into derivative hedging instruments and FFPs for approximately 46% of our then-expected nine-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the first quarter of 2016. Due in part to the impact of declining fuel prices, we recorded $8.4 million in fuel hedge net losses in the three months ended June 30, 2015, which include the effect of $0.6 million offsetting unrealized gains associated with undesignated fuel hedges that will mature after June 30, 2015.

Salaries, wages and benefits

Salaries, wages and benefits expense for the three months ended June 30, 2015 increased by $15.4 million, or 26.0%, from the three months ended June 30, 2014. Salaries and wages for flight crews increased significantly as a result of our 2015 pay initiatives that were implemented earlier in 2015 due to the competitive marketplace for talent and the increasing average seniority of our teammates. In addition, profit sharing and related payroll tax expense for the three months ended June 30, 2015 increased by $4.0 million year-over-year. Under our annual profit sharing program, we accrued a pro rata portion of our expected total annual 2015 profit sharing amount during the quarter , which is based on current internal projections of 2015 pre-tax income. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2015, we estimate the threshold to be approximately $81.0 million.

Our overall benefit plan costs for the three months ended June 30, 2015 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates and an increase in healthcare costs.

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

Aircraft rent

Aircraft rent expense remained relatively constant for the three months ended June 30, 2015 from the three months ended June 30, 2014.

Landing fees and other rents

Landing fees and other rents expense for the three months ended June 30, 2015 increased by $0.8 million, or 2.4%, from the three months ended June 30, 2014, primarily as a result of rate increases for facilities at our destination airports.

Sales and marketing

Sales and marketing expense for the three months ended June 30, 2015 increased $2.1 million, or 7.3%, from the three months ended June 30, 2014, in part due to higher spending on advertising associated with new markets and higher distribution costs.

Aircraft maintenance

Aircraft maintenance expense for the three months ended June 30, 2015 decreased by $3.8 million, or 22.9% from the three months ended June 30, 2014. There were no significant heavy airframe maintenance events scheduled for the second quarter of 2015 while multiple maintenance events were completed in the same period in 2014. We expect to incur additional maintenance costs during the third quarter related to an engine maintenance overhaul.

Depreciation and amortization

Depreciation and amortization expense increased by $0.7 million, or 21.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to depreciation of additional aircraft leasehold improvements and amortization of our new software licenses.

Other operating expenses

Other operating expense increased by $4.3 million, or 12.9%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily from increased legal and professional fees related to becoming a public company, higher catering costs and increased crew and teammate travel costs.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015 decreased by $7.6 million, or 76.7%, from the three months ended June 30, 2014, primarily due to the $8.7 million reduction in related-party interest expense as a result of the 2014 Recapitalization. In November 2014 in connection with the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5%. See our consolidated financial statements included in our 2014 Form 10-K for further details and a discussion of the accounting for these transactions. The effective interest rate increased to 9.8% in June 2015 as a result of the change in the term of the Post-IPO Note in connection with the cancellation of the Letter of Credit Facility described in Note 1 - Basis of Presentation.

Income Taxes

The income tax provision associated with our income in 2015 was largely offset by the release of a valuation allowance against net deferred tax assets. For the three months ended June 30, 2015, we recorded tax expense of $0.4 million resulting from the difference between the book and tax basis of indefinite-lived intangible assets that are not available to cover net deferred tax assets subject to a valuation allowance.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015, our net income was $77.8 million. This was an increase of $63.2 million as compared to $14.6 million for the same period in 2014. Our operating income of $83.0 million for the six months ended June 30, 2015 increased by $49.0 million compared to the six months ended June 30, 2014. Our operating margin increased by 6.6 points to 11.4% in the six months ended June 30, 2015 as compared to 4.8% in the six months ended June 30, 2014.

Our operating capacity, as measured by ASMs, increased by 0.7% for the six months ended June 30, 2015 from the same period in 2014. Our number of passengers increased by 3.7% in the six months ended June 30, 2015 year-over-year, and our yield increased by 0.8%.

Our CASM decreased by 5.6% to 10.70 cents for the six months ended June 30, 2015 as compared to 11.34 cents for the same period in 2014. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits.

In addition, interest expense for the six months ended June 30, 2015 decreased by $16.0 million from the prior year period, primarily as a result of our 2014 Recapitalization.

Operating Revenues

	Six Months Ended June 30, 2015		Change
	2015	2014	Amount	%
Operating revenues (in thousands):
Passenger	$649,073	$636,148	$12,925	2.0
Other	78,165	76,087	2,078	2.7

Total operating revenues	$727,238	$712,235	$15,003	2.1

Operating statistics:
Available seat miles (millions)	6,019	5,979	40	0.7
Revenue passenger miles (millions)	4,979	4,917	62	1.3
Average stage length (statute miles)	1,423	1,445	(22)	(1.5)
Load factor	82.7%	82.2%	0.5	pts
Total passenger revenue per available seat mile—PRASM (cents)	10.78	10.64	0.14	1.3
Total revenue per available seat mile—RASM (cents)	12.08	11.91	0.17	1.4
Yield per passenger mile (cents)	13.04	12.94	0.1	0.8
Average fare	$195.06	$198.27	$(3.21)	(1.6)
Passengers (thousands)	3,328	3,208	120	3.7

Passenger revenue for the six months ended June 30, 2015 increased 2.0% from the six months ended June 30, 2014 on a 0.7% increase in capacity as measured by our ASMs. PRASM increased 1.3% year-over-year due to a 0.8% increase in passenger yield and a 0.5 point increase in load factor and was positively affected by a $2.8 million adjustment related to Elevate loyalty revenue which increased PRASM by 0.5%. Total RASM for the six months ended June 30, 2015 increased 1.4% from the six months ended June 30, 2014, primarily from the increase in PRASM and 2.7% increase in other revenue.

Other revenue for the six months ended June 30, 2015 increased 2.7% from the six months ended June 30, 2014 primarily due to increased advertising and brand revenues on our co-branded consumer credit card program and higher ancillary fee revenue from reserved seat assignments and priority boarding in our main cabin, partially offset by no charter revenue as compared to prior year.

Operating Expenses

	Six Months Ended June 30, 2015		Change		Cost per ASM		Change
	2015	2014	Amount	%	2015	2014	%
					(in cents)
Operating expenses (in thousands):
Aircraft fuel	$182,301	$247,423	$(65,122)	(26.3)	3.03	4.13	(26.6)
Salaries, wages and benefits	139,490	113,143	26,347	23.3	2.32	1.89	22.8
Aircraft rent	90,690	92,357	(1,667)	(1.8)	1.51	1.54	(1.9)
Landing fees and other rents	68,054	65,507	2,547	3.9	1.13	1.10	2.7
Sales and marketing	57,083	53,177	3,906	7.3	0.95	0.89	6.7
Aircraft maintenance	26,489	35,453	(8,964)	(25.3)	0.44	0.59	(25.4)
Depreciation and amortization	8,328	6,753	1,575	23.3	0.14	0.11	27.3
Other operating expenses	71,762	64,427	7,335	11.4	1.18	1.09	8.3

Total operating expenses	$644,197	$678,240	$(34,043)	(5.0)	10.70	11.34	(5.6)

Operating statistics:
Available seat miles (millions)	6,019	5,979	40	0.7
Average stage length (statute miles)	1,423	1,445	(22)	(1.5)
Departures	29,550	28,962	588	2.0
CASM (excluding fuel)	7.67	7.21	0.46	6.4
CASM (excluding fuel and profit sharing)	7.53	7.16	0.37	5.2
Fuel cost per gallon	$2.28	$3.14	(0.86)	(27.4)
Fuel gallons consumed (thousands)	79,941	78,828	1,113	1.4
Teammates (FTE)	2,565	2,500	65	2.6

Aircraft fuel

Aircraft fuel expense for the six months ended June 30, 2015, which includes the effect of our fuel hedges, decreased by $65.1 million, or 26.3%, from the six months ended June 30, 2014. The decrease was primarily due to a decrease of $0.86, or 27.4%, in the average fuel cost per gallon offset in part by a 1.4% increase in fuel consumption, and $24.1 million of net fuel hedge losses.

Salaries, wages and benefits

Salaries, wages and benefits expense for the six months ended June 30, 2015 increased by $26.3 million, or 23.3%, from the six months ended June 30, 2014. Salaries and wages for flight crews increased significantly as a result of our 2015 pay and benefits initiatives implemented due to the competitive marketplace for talent and from the increasing average seniority of our teammates. Salaries, wages and benefits expense for the six months ended June 30, 2015 also included an increase of $6.1 million in profit sharing expense and related payroll tax expense. Under our annual profit sharing program, we accrued a pro rata portion of our estimated 2015 total profit sharing expense, which is based on current internal projections of 2015 pre-tax income. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold which is based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2015, we estimate the threshold to be approximately $81.0 million.

Our overall benefit plan costs for the six months ended June 30, 2015 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates and an increase in healthcare costs.

Aircraft rent

Aircraft rent expense remained relatively constant for the six months ended June 30, 2015 from the six months ended June 30, 2014.

Landing fees and other rents

Landing fees and other rent expense for the six months ended June 30, 2015 increased by $2.5 million, or 3.9%, from the six months ended June 30, 2014, primarily as a result of rate increases for facilities at our destination airports.

Sales and marketing

Sales and marketing expense for the six months ended June 30, 2015 increased $3.9 million, or 7.3%, from the six months ended June 30, 2014, in part due to higher spending on advertising associated with new markets and higher distribution costs.

Aircraft maintenance

Aircraft maintenance expense for the six months ended June 30, 2015 decreased by $9.0 million, or 25.3% from the six months ended June 30, 2014. There were no significant heavy airframe maintenance events scheduled for the six months ended June 30, 2015 while multiple maintenance events were completed in the same period in 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $1.6 million, or 23.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to depreciation of our new software licenses and additional aircraft leasehold improvements.

Other operating expenses

Other operating expense increased by $7.3 million, or 11.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily related to higher legal and professional fees primarily associated with becoming a public company and higher guest services and supplies and teammate travel costs.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2015 decreased by $14.5 million, or 76.0%, from the six months ended June 30, 2014, primarily due to the $17.3 million reduction in related-party interest expense as a result of the 2014 Recapitalization. In November 2014, in connection with the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5%.

Income Taxes

The income tax provision associated with our income in 2015 was largely offset by the release of a valuation allowance against net deferred tax assets. For the six months ended June 30, 2015, we recorded tax expense of $0.7 million resulting from the difference between the book and tax basis of indefinite-lived intangible assets that are not available to cover net deferred tax assets subject to a valuation allowance.

The following table sets forth our operating statistics for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	% Change		2015	2014	% Change
Operating Statistics (unaudited):
Available seat miles—ASMs (millions)	3,200	3,202	(0.1)		6,019	5,979	0.7
Departures	15,722	15,137	3.9		29,550	28,962	2.0
Average stage length (statute miles)	1,421	1,482	(4.1)		1,423	1,445	(1.5)
Aircraft in service—end of period	53	53	—		53	53	—
Fleet utilization	11.2	11.3	(0.9)		10.7	10.7	—
Passengers (thousands)	1,805	1,729	4.4		3,328	3,208	3.7
Average fare	$199.30	$207.09	(3.8)		$195.06	$198.27	(1.6)
Yield per passenger mile (cents)	13.21	13.17	0.3		13.04	12.94	0.8
Revenue passenger miles—RPMs (millions)	2,722	2,719	0.1		4,979	4,917	1.3
Load factor	85.1%	84.9%	0.2	pts	82.7%	82.2%	0.5	pts
Passenger revenue per available seat mile—PRASM (cents)	11.24	11.18	0.5		10.78	10.64	1.3
Total revenue per available seat mile—RASM (cents)	12.53	12.46	0.6		12.08	11.91	1.4
Cost per available seat mile—CASM (cents)	10.41	10.99	(5.3)		10.70	11.34	(5.6)
CASM, excluding fuel (cents) (1)	7.48	6.87	8.9		7.67	7.21	6.4
CASM, excluding fuel and profit sharing (cents) (1)	7.27	6.79	7.1		7.53	7.16	5.2
Fuel cost per gallon	$2.18	$3.11	(29.9)		$2.28	$3.14	(27.4)
Fuel gallons consumed (thousands)	42,915	42,281	1.5		79,941	78,828	1.4
Teammates (FTE)	2,565	2,500	2.6		2,565	2,500	2.6

(1) Refer to our “Reconciliation of GAAP to Non-GAAP Financial Measures” note for more information on these non-GAAP measures.

Liquidity and Capital Resources

As of June 30, 2015, our principal sources of liquidity were cash and cash equivalents of $500.5 million. We also had restricted cash of $19.7 million as of June 30, 2015. Restricted cash primarily represents cash collateral securing our letters of credit for airport facility leases.

As of June 30, 2015, we had $68.7 million of short-term debt and $80.5 million of long-term debt, of which $40.5 million was related-party debt. Included in our long-term debt balance is a five-year term loan credit facility we entered into in April 2014 for $40.0 million to finance airport slot purchases. This loan was funded in two tranches in April and May 2014. Principal is repayable in full at the end of five years. We accrue interest on this loan at a variable rate based on LIBOR and pay quarterly in arrears.

Currently our single largest capital expense is the acquisition cost of our aircraft. We operate 53 of our 54 existing aircraft under operating leases, which required a smaller up-front investment than if we had financed these aircraft with debt. Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of June 30, 2015, we had paid $117.5 million of PDPs to Airbus, $68.7 million of which were financed by a third-party payable upon delivery of aircraft. Subsequent to quarter end, we took delivery of our first of 10 aircraft scheduled to be received in 2015 and 2016. We expect that committed expenditures for the remaining nine future aircraft deliveries between August 2015 and June 2016, including separately sourced spare engines and related aircraft equipment, estimated amounts for contractual price escalations and PDPs, will total approximately $213.9 million in 2015 and $209.6 million in 2016. In April 2015, we entered into long-term debt financing agreements with three financing parties with respect to the first five aircraft deliveries in 2015 for a total of $195.0 million. We expect to finance approximately 80% of the net purchase price of these aircraft through these financing arrangements. We have entered into nonbinding term sheets for similar financing commitments with third-party lenders for the five A320 aircraft to be delivered to us in 2016, and expect to complete these financing agreements during the third quarter of 2015. We do not have financing commitments in place for the remaining 30 Airbus aircraft orders scheduled for delivery between 2020 and 2022. We have the right to cancel the remaining 30 aircraft, and as a result, these are not considered firm commitments. If we ultimately exercise our cancellation rights for up to 30 aircraft, we would incur a loss of deposits and credits of up to $26.0 million previously paid to Airbus as a cancellation fee.

In June 2015, we entered into agreements with our credit card processors to reduce our holdback requirements to 0%, and in connection with this, our $100.0 million Letter of Credit Facility was terminated. The credit card processors have the right to increase the credit card holdback amount depending on our future financial performance. If our credit card processors were to implement a holdback requirement, it would be funded through withholding proceeds from future ticket sales made through credit card transactions.

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

Cash Flows

The following table presents information regarding our cash flows in the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$130,920	$25,059
Net cash used in investing activities	(22,078)	(40,252)
Net cash provided by (used in) financing activities	(3,028)	39,514
Net increase in cash and cash equivalents	105,814	24,321
Cash and cash equivalents, end of period	500,457	179,980

Net Cash Flow Provided By Operating Activities

During the six months ended June 30, 2015, net cash flow provided by operating activities was $130.9 million. We had net income of $77.8 million adjusted for the following non-cash items: depreciation and amortization of $8.3 million, share-based compensation expense of $2.8 million, $2.8 million of unrealized fuel hedge gains, and paid in-kind interest expense of $1.6 million. Air traffic liability, net of credit card holdbacks, contributed $63.7 million of operating cash flow, primarily due to an annual $33.0 million advance payment from our co-branded credit card partner and due to the elimination of holdback requirements by our credit card processors. We increased our maintenance deposits by $21.5 million, primarily due to our reserve payments for future maintenance events. Other non-current assets increased by $13.9 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period.

During the six months ended June 30, 2014, net cash flow provided by operating activities was $25.1 million. We had net income of $14.6 million adjusted for the following non-cash items: paid in-kind interest expense of $11.5 million and depreciation and amortization of $6.8 million. We increased our maintenance deposits by $20.1 million, primarily due to our reserve payments for future maintenance events. Air traffic liability, net of credit card holdbacks, contributed $17.3 million of cash flow, primarily due to a $23.0 million additional advance payment from our new co-branded credit card partner in January 2014, offset in part by the timing of credit card settlements. Other non-current assets increased by $14.3 million primarily due to expense exceeding cash payments. Our accounts payable increased by $10.0 million primarily due to the timing of our payments.

Net Cash Flows Used In Investing Activities

During the six months ended June 30, 2015, net cash flow used in investing activities was $22.1 million. We invested $16.3 million in flight equipment and software and made $5.8 million in net pre-delivery payments for our aircraft scheduled to be delivered in 2015 and 2016.

During the six months ended June 30, 2014, net cash flow used in investing activities was $40.3 million. We invested $31.1 million in domestic airport operating rights, flight equipment and software and made $9.2 million in net pre-delivery payments for our aircraft scheduled to be delivered in 2015 and 2016.

Net Cash Flows Provided By (Used In) Financing Activities

Cash flow used in financing was $3.0 million in the six months ended June 30, 2015 primarily as a result of a stock repurchase of $3.7 million to satisfy minimum tax withholding requirements for the vesting of restricted stock.

Cash flow provided by financing activities was $39.5 million in the six months ended June 30, 2014 primarily as a result of our April 2014 credit facility to purchase domestic airport operating rights. We expect to take delivery of five aircraft in the last half of 2015. We plan to fund the purchase of these aircraft through a mix of debt financing and operating cash. We finalized the debt financing arrangements totaling $195.0 million for the 2015 aircraft deliveries in April 2015.

Commitments and Contractual Obligations

The following table presents aggregate information about our contractual payment commitments as of June 30, 2015 and the periods in which payments are due (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt including related-party (1)	$160,190	$33,824	$34,832	$91,534	$—
Aircraft and engine purchases (2)	423,501	213,918	209,583	—	—
Aircraft and engine leases (3)	1,383,390	112,277	421,760	361,465	487,888
Maintenance deposits (4)	81,880	5,645	18,335	21,000	36,900
Other leases (5)	141,326	13,373	53,259	40,429	34,265

	$2,190,287	$379,037	$737,769	$514,428	$559,053

(1)	Includes accrued interest; excludes future interest of $15.5 million to be accrued through and payable in November 2020 on the Post-IPO Note.
(2)	Represents non-cancelable contractual payment commitments for aircraft and engines, includes $195.0 million of aircraft financing obtained for 2015 deliveries.
(3)	Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates.

(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.
(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.

The table above does not include our commitment to pay royalties to the Virgin Group pursuant to amended and restated license agreements related to our use of the Virgin name and brand.

Certain of our aircraft operating leases and debt instruments include certain financial covenants and cross-default provisions. As of June 30, 2015, we were in compliance with all covenants under these agreements.

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

The following table provides the reconciliation of operating expense per ASM excluding fuel and profit sharing for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	$	per ASM	$	per ASM
	(in thousands)	(in cents)	(in thousands)	(in cents)
Total operating expenses	$333,228	10.41	$351,719	10.99
Less: Aircraft fuel	93,743	2.93	131,664	4.12

Operating expenses, excluding fuel	239,485	7.48	220,055	6.87
Less: Profit sharing and payroll taxes related to profit sharing	6,743	0.21	2,755	0.08

Operating expense, excluding fuel and profit sharing	$232,742	7.27	$217,300	6.79

The following table provides the reconciliation of operating expense per ASM excluding fuel and profit sharing for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	$	per ASM	$	per ASM
	(in thousands)	(in cents)	(in thousands)	(in cents)
Total operating expenses	$644,197	10.70	$678,240	11.34
Less: Aircraft fuel	182,301	3.03	247,423	4.13

Operating expenses, excluding fuel	461,896	7.67	430,817	7.21
Less: 2015 profit sharing and payroll taxes related to 2014 profit sharing	8,839	0.14	2,740	0.05

Operating expense, excluding fuel and profit sharing	$453,057	7.53	$428,077	7.16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the six months ended June 30, 2015 and 2014 represented approximately 28.3% and 36.5% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on June 30, 2015 aircraft fuel market prices and our projected 2015 fuel consumption, a 10% increase in the average price per gallon would increase our current year aircraft fuel expense, including the impact of our outstanding hedged positions, by approximately $10.3 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we periodically enter into FFPs, forward swaps, call options for crude oil and collar contracts for heating oil. As of June 30, 2015, we had entered into fuel derivative contracts and FFPs that fixed or established a floor on the price associated with 46% of our forecasted aircraft fuel requirements for the next nine months at an approximate cost per gallon of $1.86 (excluding related fuel taxes), which is in excess of current market prices. All of our currently existing fuel hedge contracts are expected to settle by the end of the first quarter of 2016.

The fair value of our fuel derivative contracts as of June 30, 2015 was a net asset of $0.1 million. The fair value of our fuel derivative contracts as of December 31, 2014 was a net liability of $27.1 million offset by margin call deposits of $14.4 million, resulting in an overall net liability of $12.7 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements. As of June 30, 2015, we believed the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.

Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR for the six months ended June 30, 2015 would have had an immaterial effect on total interest expense for the six months ended June 30, 2015.

Our remaining long-term debt consists of a fixed rate note payable. A hypothetical 10% change in market interest rates as of June 30, 2015 would have no effect on our interest expense but would reduce the fair value of our fixed-rate related-party debt instrument by $1.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The price of aircraft fuel may be high or volatile. The cost of aircraft fuel is highly volatile and is our largest individual operating expense, accounting for 39.4%, 37.7% and 35.8% of our operating expenses for 2012, 2013, 2014, respectively. High fuel costs or increases in fuel costs (or in the price of crude oil) could materially adversely affect our business. Since August 2014, the price of jet fuel has fallen substantially, which benefits us by lowering our expenses. However, because fuel prices are highly volatile, the price of jet fuel may increase significantly at any time. We may be more susceptible to fuel-price volatility than most of our competitors since fuel represents a larger proportion of our total costs due to the longer average stage length of our flights.

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

In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to issue, track and accept electronic tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to global distribution systems, which enlarge our pool of potential passengers. In May 2011, we experienced significant reservations system outages, which resulted in lost ticket sales on our website which materially adversely affected our business and goodwill. If our reservation system fails or experiences interruptions again, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed.

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

We have a history of losses and only a limited operating history upon which you can evaluate our business and prospects. While we recorded an annual profit in 2013, 2014 and the first six months of 2015, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or an annual basis. In turn, this may cause the trading price of our common stock to decline and may materially adversely affect our business.

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

We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and CFM International, or CFM, and we have historically relied solely on lessors to provide financing for our aircraft acquisition needs. In April 2015, we entered into financing transactions with three lenders to finance the purchase of five aircraft scheduled for delivery in 2015 under our existing purchase agreement with Airbus. As of June 30, 2015, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and $117.5 million of net pre-delivery payment commitments, were approximately $423.5 million in the aggregate. Because we may not have sufficient liquidity or creditworthiness to fund the purchase of additional aircraft and engines in 2016, we expect to seek external financing for these expenses. There are a number of factors that may affect our ability to raise financing or access the capital markets, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our growth and operations.

In addition, we may be unable to fully finance future aircraft acquisitions if the aircraft are perceived to be less valuable for any reason. We presently have nine Airbus A320-family, current engine option, or A320ceo, aircraft on order for delivery between August 2015 and June 2016. If Airbus’s newer A320neo-family aircraft provide expected improvements in the fuel consumption and an increase in nautical mile range, the Airbus A320ceo-family aircraft may be perceived to be less valuable. If we are unable to fully finance our acquisition of the aircraft on order for delivery in 2016, our business may be materially adversely affected.

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

On August 13, 2014, our inflight teammates (whom other airlines refer to as flight attendants), representing approximately 32% of our workforce at the time, voted for representation by the Transport Workers Union, or TWU. As a result, the TWU has been certified as the representative of our inflight teammates, and we are engaged with the TWU in a collective bargaining process for a first contract for those teammates in accordance with the requirements of the Railway Labor Act.

On June 4, 2015, our pilots, representing approximately 22% of our workforce as of such date, voted for representation by the Air Line Pilots Association, or ALPA. As a result, ALPA has been certified as the representative of our pilots, and we are engaged with ALPA in a collective bargaining process for a first contract for those teammates in accordance with the requirements of the Railway Labor Act.

Although we currently have a direct relationship with our remaining teammates, airline workers are one of the most heavily unionized private-sector employee groups, and any of our other non-management teammates could also seek to unionize. If we are not able to reach agreement with the TWU or ALPA on the terms of the collective bargaining agreements for each of our inflight teammates, or pilots, respectively, or if one or more of our other teammate groups elects a union to represent them, it could create a risk of work stoppages, which could materially adversely affect our business.

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

At LAX, we operate out of Terminal Three under an airport lease agreement that runs through 2019, subject to earlier expiration depending on our completion of certain leasehold improvement projects. Under the LAX lease, we have the preferential use of six airport gates and shared access with other airlines to additional common-use gates. At SFO, we primarily operate out of recently renovated Terminal Two, under an operating lease that runs through June 2021, with the occasional use of a gate in the international terminal for flights from Mexico. Under the SFO lease, we have preferential access to seven Terminal Two gates, shared access with other airlines to one common-use Terminal Two gate and shared access to international terminal gates. In the past, we have used SFO international gates for domestic flights. As gate space is limited at both LAX and SFO, we cannot assure you that our gate access at each airport is capable of handling our planned growth in operations for at least the next several years.

However, both LAX and SFO are high-traffic airports with limited excess facilities and capacity, which may restrict our growth at these two bases or may even constrict our existing operations. If either LAX or SFO are fully utilized by other airlines, we may be unable to increase our operations at such airport. Additionally, under our LAX and SFO leases, each airport has reserved the right to reevaluate the airlines’ collective utilization of the airport facilities to re-allocate preferential gates among the airlines based on certain usage standards. If we are unable to meet current or future minimum usage standards, we may lose access to our preferential gates. If we are unable to increase flights in these and other key markets, if any events cause a reduction in demand for air transportation in these key markets, if increases in competition cause us to reduce fares in these key markets, or if we lose access to our preferential gates, our business may be materially adversely affected.

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

The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease 53 of our 54 aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. As of June 30, 2015, we had undiscounted future operating lease obligations of approximately $1.4 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines from Airbus and CFM for delivery over the next eight years. Under those agreements, we are obligated to make PDPs to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with nine aircraft scheduled for delivery between August 2015 and June 2016 that are non-cancelable and 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.

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

Most of our tickets are sold to customers using credit cards as the form of payment. Our credit card processors have rights in their agreements to hold back receivable monies related to tickets sold for future travel services (i.e., a “holdback”). Any related holdback is remitted to us shortly after the customer travels. Holdbacks are commonly imposed on newer or less creditworthy airlines. Until recently, we had significant holdback requirements with our two primary credit card processors, Elavon Inc. for Visa/MasterCard and American Express. On June 5, 2015, Elavon agreed to reduce the Company’s holdback to zero percent (0%), and on June 15, 2015, the Company entered into an amendment with American Express pursuant to which American Express agreed to remove the letter of credit requirement, effectively reducing the Company’s holdback to zero. However, Elavon and Amex each have the right to restore the holdback in the future depending on the Company’s financial performance. Any re-imposition of our holdbacks by Elavon or Amex will immediately and negatively impact our liquidity, which may materially adversely affect our business.

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

As of June 30, 2015, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.3 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.

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

In addition, the terms of our lease agreements for our 53 leased aircraft require us to pay supplemental rent, also known as maintenance reserves, to our lessor in advance of the performance of major maintenance, resulting in our recording significant aircraft maintenance deposits on our consolidated balance sheet. However, the payments made after the final qualifying major engine maintenance event during the lease term are generally fully expensed, as the majority of these amounts are not reimbursable from the lessor. As such, it will result in both additional rent expense and depreciation and amortization expense for previously capitalized maintenance being recorded in the period after the final qualifying major engine maintenance event and just prior to the termination of the lease.

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

As of June 30, 2015, the Virgin Group and Cyrus Holdings owned approximately 18.9% and 28.8% of our outstanding voting common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could delay or prevent a change in control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

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

We completed our initial public offering in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through June 30, 2015, the last reported sale price of our common stock has fluctuated between $26.50 and $45.43 per share. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Cyrus Holdings and the Virgin Group collectively held an aggregate of 17,411,888 shares of our voting common stock, or 47.6% of our voting common stock outstanding, and 55.9% of the total outstanding equity interests in our company as of June 30, 2015 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.

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

As of July 3, 2015, non-U.S. citizens owned, in the aggregate, 7,589,707 shares of voting common stock and 14,442,445 shares of outstanding common stock (representing approximately 20.8% of the total voting rights and approximately 33.3% of the total outstanding equity interests in our company, respectively).

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

Dated: July 30, 2015

VIRGIN AMERICA INC.

By:	/s/ Peter D. Hunt
Peter D. Hunt Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit No.	Filing Date	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of Virgin America Inc.	8-K	3.1	11/19/14

3.2	Amended and Restated Bylaws of Virgin America Inc.	8-K	3.2	11/19/14

10.1	Eighth Amendment, dated as of September 16, 2014, to that certain Office Lease Agreement, dated as of December 9, 2005, as amended, between CA-Bay Park Plaza Limited Partnership and Virgin America Inc.				X

10.2	Ninth Amendment, dated as of April 1, 2015, to that certain Office Lease Agreement, dated as of December 9, 2005, as amended, between CA-Bay Park Plaza Limited Partnership and Virgin America Inc.				X

10.3	Facility Agreement, dated as of April 29, 2015, among Virgin America Inc., each Loan Participant (defined therein), BNP Paribas, New York Branch, Investec Bank plc and Bank of Utah				X

10.4	Aircraft Lease Agreement, dated as of April 29, 2015, between VX 2015 LLC and Virgin America Inc.				X

10.5	Note Purchase Agreement, dated as of April 29, 2015, among VX 2015 LLC, the Purchasers (defined therein), New York Life Insurance Company, Investec Bank plc and Bank of Utah				X

10.6†	Second Amendment to the Terms and Conditions of Worldwide Acceptance of the American Express Card by Airlines, dated June 15, 2015, by and between Virgin America Inc. and American Express Travel Related Services Company, Inc.				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

**	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Virgin America Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.