Form 10-Q
period 2015-09-30
Virgin America Inc.
filed 2015-10-29
CIK 1614436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 20, 2015, the registrant had 43,908,095 shares of common stock outstanding.

Virgin America Inc.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Virgin America Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,707	$394,643
Receivables, net	42,899	23,414
Prepaid expenses and other assets	35,629	20,874

Total current assets	590,235	438,931
Property and equipment:
Flight equipment	201,964	76,724
Ground and other equipment	78,412	70,754
Less accumulated depreciation and amortization	(87,024)	(74,271)

	193,352	73,207

Pre-delivery payments for flight equipment	99,461	94,280

Total property and equipment, net	292,813	167,487
Aircraft maintenance deposits	235,389	211,946
Aircraft lease deposits	49,292	50,758
Restricted cash	19,745	18,775
Other non-current assets	133,014	112,279

	437,440	393,758

Total assets	$1,320,488	$1,000,176

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,211	$52,821
Air traffic liability	205,656	150,479
Other current liabilities	100,291	100,723
Long-term debt-current portion	61,518	33,824

Total current liabilities	435,676	337,847
Long-term debt-related parties	41,429	38,848
Long-term debt	112,327	57,416
Other long-term liabilities	103,111	106,812

Total liabilities	692,543	540,923
Contingencies and commitments (Note 6)
Stockholders’ equity
Preferred stock	—	—
Common stock	439	431
Additional paid-in capital	1,243,570	1,237,944
Accumulated deficit	(603,386)	(753,016)
Accumulated other comprehensive loss	(12,678)	(26,106)

Total stockholders’ equity	627,945	459,253

Total liabilities and stockholders’ equity	$1,320,488	$1,000,176

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Passenger	$366,089	$365,613	$1,015,162	$1,001,761
Other	44,792	39,921	122,957	116,008

Total operating revenues	410,881	405,534	1,138,119	1,117,769

Operating expenses:
Aircraft fuel	86,480	133,202	268,781	380,625
Salaries, wages and benefits	74,995	62,227	214,485	175,370
Aircraft rent	47,088	45,083	137,779	137,440
Landing fees and other rents	38,128	33,087	106,181	98,594
Sales and marketing	32,632	31,516	89,715	84,693
Aircraft maintenance	15,838	11,709	42,327	47,163
Depreciation and amortization	4,465	3,664	12,792	10,417
Other operating expenses	37,387	32,721	109,150	97,147

Total operating expenses	337,013	353,209	981,210	1,031,449

Operating income:	73,868	52,325	156,909	86,320

Other income (expense):
Interest expense-related-party	(953)	(9,752)	(2,581)	(28,654)
Interest expense	(1,672)	(1,049)	(4,503)	(2,571)
Capitalized interest	1,100	724	3,409	1,840
Other income (expense), net	(95)	72	(2,523)	330

Total other expense	(1,620)	(10,005)	(6,198)	(29,055)

Income before income tax	72,248	42,320	150,711	57,265
Income tax expense	392	712	1,081	1,028

Net income	$71,856	$41,608	$149,630	$56,237

Net income per share:
Basic	$1.65	$22.97	$3.45	$31.04

Diluted	$1.61	$13.41	$3.36	$18.13

Shares used for computation:
Basic	43,642	702	43,375	702
Diluted	44,588	1,992	44,554	1,992

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$71,856	$41,608	$149,630	$56,237
Derivative financial instruments, net of tax:
Change in unrealized losses	(17,359)	(6,660)	(15,808)	(7,887)
Net losses reclassified into earnings	4,921	424	29,236	925

Other comprehensive income (loss)	(12,438)	(6,236)	13,428	(6,962)

Total comprehensive income	$59,418	$35,372	$163,058	$49,275

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:	$173,745	$34,594

Cash flows from investing activities:
Acquisition of property and equipment and intangible assets	(115,135)	(36,180)
Pre-delivery payments for flight equipment	(5,805)	(9,182)

Net cash used in investing activities	(120,940)	(45,362)

Cash flows from financing activities:
Net proceeds of equity issuance	5,155	18
Proceeds of debt issuance	78,000	40,000
Debt issuance costs	(1,621)	(455)
Payment of long-term debt and capital lease obligations	(13,539)	—
Shares repurchased for tax withholdings	(3,736)	—

Net cash provided by financing activities	64,259	39,563

Net increase in cash and cash equivalents	117,064	28,795
Cash and cash equivalents, beginning of period	394,643	155,659

Cash and cash equivalents, end of period	$511,707	$184,454

Non-cash transactions:
Non-cash loan borrowings on pre-delivery payments for flight equipment	17,416	—
Non-cash effect of lease incentives	—	5,039

See accompanying notes to the condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements of Virgin America Inc. (the “Company”) for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Company and its variable interest entities. See Note 5 - Long-Term Debt for additional information. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2014 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

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

In November 2014, concurrent with the pricing of the Company’s initial public offering (the “IPO”), the Company entered into a recapitalization agreement (the “2014 Recapitalization”) with certain security-holders to exchange or extinguish the majority of its then-outstanding related-party debt and accrued interest (the “Related-Party Notes”) with contractual value of $684.8 million at the time and all of its convertible preferred stock and outstanding warrants. The Company repaid $156.5 million of certain Related-Party Notes with $56.5 million from the proceeds of the IPO and $100.0 million from the release of cash collateral to the Company in connection with a $100.0 million letter of credit facility issued on its behalf to certain of its credit card processors by the Virgin Group (the “Letter of Credit Facility,” which has since been terminated). The Company issued a new $50.0 million note to the Virgin Group (the “Post-IPO Note”) in exchange for the cancellation of $50.0 million of certain Related-Party Notes previously outstanding and held by the Virgin Group. The Company recorded the Post-IPO Note at the estimated fair value of $38.5 million. The Company exchanged the remainder of the Related-Party Notes for 22,159,070 shares of common stock based on the IPO offering price and the remaining outstanding contractual value of the debt, except for principal and accrued interest under certain secured notes issued in December 2011 and certain secured notes issued in May 2013 both held by Cyrus Capital, which were converted at a premium of 117% of the outstanding contractual value. The Company also converted each of 1,950,937 shares of convertible preferred stock and Class A, Class A-1, Class B, Class C and Class G common stock into shares of common stock on a one-to-one basis and exchanged related-party warrants to purchase 26,067,475 shares of common stock for 5,742,543 shares of common stock with the remaining related-party warrants to purchase 16,175,126 shares of common stock canceled in their entirety. For additional information, see the consolidated financial statements included in the 2014 Form 10-K.

(2)	Summary of Significant Accounting Policies

(a)	Receivables, net

Receivables, net includes credit card holdbacks and other receivables. Credit card holdbacks and related receivables are amounts due from credit card processors associated with sales for future travel and are carried at cost. Under the terms of the Company’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral by the credit card processors, due to the Company’s credit and in part to cover any possible refunds or chargebacks that may occur. These holdbacks are short-term, as the travel for which they relate occurs within twelve months. In June 2015, the Company entered into agreements with its credit card processors to reduce the holdback requirements to 0% and the $100.0 million Letter of Credit Facility was terminated. The credit card processors have the right to increase the credit card holdback amount in the future depending on the Company’s financial condition. As of September 30, 2015, the Company had $21.7 million in credit card receivables. As of December 31, 2014, the Company had no net holdbacks outstanding as a result of the Letter of Credit Facility and $9.6 million of credit card receivables.

(b)	Property and equipment

The Company records its property and equipment at cost less accumulated depreciation and amortization, and depreciates these assets on a straightline basis to their estimated residual values over their estimated useful lives. In connection with the two aircraft acquisitions made during the three months ended September 30, 2015, the Company added purchased airframes and engines to its “Flight Equipment” category, which are depreciated over an estimated useful life of 25 years to a residual value of 15%.

(c)	New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will replace most existing revenue recognition standards under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard will require the Company to recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result, the Company will need to use more judgments and estimates to determine when and how revenue is recognized than U.S. GAAP currently requires. In August 2015, the FASB issued an accounting standards update that provides a one-year deferral of the effective date for the new revenue standard for public and nonpublic entities, resulting in an effective date for the Company to January 1, 2018. The Company believes the most significant effect of this accounting standards update will be the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by customers associated with flights points with an estimated selling price approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.

In February 2015, the FASB issued an accounting standards update that eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FASB Interpretation No. (“FIN”) 46(R), and makes other changes to both the variable interest model and the voting model. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered variable interest entities (“VIEs”) but will be considered VIEs under the new guidance provided they have a variable interest in those VIEs. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not expect this accounting standards update to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that simplifies the guidance related to presentation of debt issuance costs. The guidance requires presentation of debt issuance costs on the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts. In August 2015, the FASB issued an accounting standards update that clarifies debt issuance costs incurred in connection with line-of-credit arrangements and permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The guidance is to be applied retrospectively to the financial periods presented as a change in accounting principle. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not expect this accounting standards update to have a material impact on the consolidated financial statements.

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

(3)	Fair Value

The accounting guidance establishes a fair value hierarchy as follows:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

Level 3	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2015 and December 31, 2014 respectively (in thousands):

	September 30, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$455,583	$—	$—	$455,583
Restricted cash	19,745	—	—	19,745
Heating oil swaps - fuel derivative instruments	—	(5,925)	—	(5,925)
Jet fuel swaps - fuel derivative instruments	—	(7,554)	—	(7,554)
Interest rate swaps	—	(1,096)	—	(1,096)

	$475,328	$(14,575)	$—	$460,753

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$339,211	$—	$—	$339,211
Restricted cash	18,775	—	—	18,775
Heating oil collars - fuel derivative instruments	—	(27,170)	—	(27,170)
Brent calls - fuel derivative instruments	—	50	—	50

	$357,986	$(27,120)	$—	$330,866

A portion of the Company’s debt is privately negotiated with related parties. The estimated fair value of related-party debt was $46.8 million and $38.8 million at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of third-party debt, which includes financing associated with aircraft pre-delivery payments, airport slots, and aircraft financing was $174.9 million and $91.2 million at September 30, 2015 and December 31, 2014. The estimated fair values of the Company’s related-party debt and aircraft-related term loans were based on rates currently offered for debt with similar maturities and terms. The carrying value of the airport slots term loan credit facility approximated fair value because it has a variable interest rate that approximates rates currently available to the Company. The carrying value of the pre-delivery payment loans approximated fair value due to their short-term nature. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value, and therefore, such amounts are categorized as Level 3 in the fair value hierarchy.

(4)	Financial Derivative Instruments and Risk Management

Fuel Hedges

To manage economic risks associated with the fluctuations of aircraft fuel prices, since 2012, the Company has hedged a targeted percentage of its forecasted fuel requirements over the following 12 months with a rolling strategy of entering into call options for crude oil and collar contracts for heating oil in the longer term, three to 12 months before the expected fuel purchase date; then prior to maturity of these contracts, within three months of the fuel purchase, the Company exited these contracts by entering into offsetting trades and locking in the price of a percentage of its fuel requirements through the purchase of fixed forward pricing (“FFP”) contracts in jet fuel. In 2015, the Company eliminated the use of call options and collars from its fuel hedging program and began utilizing forward swaps on jet fuel, heating oil and crude oil to lock in future fuel purchase prices. In 2015, the Company’s remaining heating oil collars matured by the end of the second quarter and remaining Brent call options matured by the end of the third quarter.

The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. As of September 30, 2015, the total commitment related to FFP contracts was $14.6 million, for which the related fuel will be purchased during 2015.

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

Interest Rate Swaps

In April 2015, the Company executed debt facility agreements to finance the Company’s 2015 aircraft deliveries. Refer to Note 6 - Contingencies and Commitments for additional information. The Company entered into interest rate swaps in May 2015 to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to future interest payments on the committed financing for an aircraft to be delivered in November 2015. The interest rate swaps hedge the risk of changes in the Company’s cash flows (i.e., interest payments attributable to changes in the three-month USD-LIBOR-BBA swap rate, the designated benchmark interest rate per the commitment) on an amount of the debt principal equal to the committed financing amount. As such, the swap terms match the payment terms on the debt. The interest rate swaps are designated cash flow hedges. The gains and losses related to the changes in fair value of the swaps are included in AOCI in the accompanying condensed consolidated balance sheet. The effect of such swaps is to convert the floating interest rate to a fixed rate until the aircraft is delivered in November 2015, when the debt funding occurs. Hedge accounting will cease once the interest rate has been contractually fixed upon aircraft delivery, and the outstanding AOCI balance associated with the interest rate swap will be amortized using the interest method over the term of the debt. The fair value of the interest rate swaps is reflected in other current liabilities in the accompanying condensed consolidated balance sheet. The measurement of hedge effectiveness is based on the hypothetical-derivative method in which the cumulative change in the fair value of the hedging instrument will be compared to the cumulative change in fair value of the hypothetical derivative.

The following tables present the fair value of derivative assets and liabilities that are designated and not designated as hedging instruments, as well as the location of the asset and liability balances within the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		September 30, 2015	December 31, 2014
		(unaudited)
Fuel derivative instruments—Heating oil collars	Current liabilities	—	(24,762)
Fuel derivative instruments—Brent calls	Current liabilities	—	(84)
Fuel derivative instruments—Heating oil swaps	Current liabilities	(4,474)	—
Fuel derivative instruments—Jet fuel swaps	Current liabilities	(7,554)	—
Interest rate swaps	Current liabilities	(1,096)	—

Total current liabilities		$(13,124)	$(24,846)

Derivatives not designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		September 30, 2015	December 31, 2014
		(unaudited)
Fuel derivative instruments—Heating oil collars	Current liabilities	—	(2,408)
Fuel derivative instruments—Brent calls	Current liabilities	—	134
Fuel derivative instruments—Heating oil swaps	Current liabilities	(1,451)	—

Total current liabilities		$(1,451)	$(2,274)

As of September 30, 2015, the Company had no margin call balances with its counterparties. At December 31, 2014, the Company had deposited $14.4 million collateral with one of its counterparties to comply with margin call requirements related to fuel derivative losses that exceed the portfolio’s credit limit. The Company had recorded the margin call deposits in other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2014, offsetting the net hedge liability of $27.1 million. Thus, the total net current hedge liability was $12.7 million at December 31, 2014.

The following table summarizes the effect of fuel derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the nine months ended
		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	Aircraft fuel expense	$(5,340)	$(607)	$(29,774)	$(1,284)

Total impact to the consolidated statements of operations		$(5,340)	$(607)	$(29,774)	$(1,284)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the nine months ended
		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	Aircraft fuel expense	$(1,242)	$(737)	$(889)	$(1,665)

Total impact to the consolidated statements of operations		$(1,242)	$(737)	$(889)	$(1,665)

At September 30, 2015, the Company estimated that $11.6 million of net derivative losses related to its cash flow fuel hedges included in AOCI will be reclassified into earnings within the next twelve months.

Interest rate swaps did not affect the condensed consolidated statement of operations as of September 30, 2015. At September 30, 2015, the Company estimated that $1.1 million of net derivative losses related to its interest rate swaps included in AOCI will be reclassified into earnings over the term of the underlying debt.

The effect of fuel derivative instruments designated as cash flow hedges and the underlying hedged items on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, is summarized as follows (in thousands):

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or Interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	$(16,221)	$(6,660)	$(4,921)	$(424)	$(419)	$(183)
Interest rate swaps	(1,138)	—	—	—	—	—

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or Interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivative instruments	$(14,712)	$(7,887)	$(29,236)	$(925)	$(538)	$(359)
Interest rate swaps	(1,096)	—	—	—	—	—

The notional amounts of the Company’s outstanding fuel and debt interest rate payments related derivatives are summarized as follows (in millions):

	September 30, 2015	December 31, 2014
	(unaudited)
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil collars (gallons)	—	36
Fuel derivative instruments—Brent calls (gallons)	—	16
Fuel derivative instruments—Heating oil swaps (gallons)	25	—
Fuel derivative instruments—Jet fuel swaps (gallons)	26	—
Interest rate swaps (dollars)	$39	$—
Derivatives not designated as hedging instruments:
Fuel derivative instruments—Heating oil collars (gallons)	—	3
Fuel derivative instruments—Brent calls (gallons)	—	13
Fuel derivative instruments—Heating oil swaps (gallons)	4	—
Fuel derivative instruments—Jet fuel swaps (gallons)	—	—
Interest rate swaps (dollars)	$—	$—

As of September 30, 2015, the Company had entered into fuel derivative contracts for approximately 40% of its forecasted aircraft fuel requirements for the next nine months at an estimated weighted-average jet fuel cost per gallon of $1.71, excluding related fuel taxes.

The Company presents its derivative instruments at net fair value in the accompanying condensed consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net settlement under certain conditions. As of September 30, 2015 and December 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

	September 30, 2015 (unaudited)
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$—	$—	$—	$—	$—	$—
Fair value of liabilities	(14,575)	—	(14,575)	(14,575)	—	(14,575)
Margin call deposits			—			—

Total			$(14,575)			$(14,575)

	December 31, 2014
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$256	$(256)	$—	$256	$(256)	$—
Fair value of liabilities	(27,376)	256	(27,120)	(27,376)	256	(27,120)
Margin call deposits			14,390			14,390

Total			$(12,730)			$(12,730)

The fuel derivative agreements the Company has with its counterparties may require the Company to pay all, or a portion of, the outstanding loss positions related to these contracts in the form of a margin call prior to their scheduled maturities. The amount of collateral posted, if any, is adjusted based on the fair value of the fuel hedge derivatives. The Company did not have any collateral posted related to outstanding fuel hedge contracts at September 30, 2015 and had $14.4 million of collateral posted related to outstanding fuel hedge contracts at December 31, 2014, which is reflected in the table above.

(5)	Long-Term Debt

In July and August 2015, the Company took delivery of its first two of five aircraft scheduled to be delivered in 2015 and simultaneously executed financing agreements totaling $67.2 million through senior debt facilities subject to 12-year repayment terms and $10.8 million financed through junior subordinated notes subject to six-year repayment terms. Loans accrue interest at a weighted average rate of 4.9%. Principal and interest are payable quarterly in arrears. Loans related to the aircraft delivered in July are pre-payable with a premium prior to the third anniversary of such advance date and at par thereafter, subject to payment of early termination charges, if applicable. Loans related to the aircraft delivered in August are not pre-payable prior to the third anniversary of the issuance date and are pre-payable at par thereafter, subject to payment of early termination charges, if applicable. The debt agreements have no financial covenants.

Long-term debt including accrued paid-in-kind interest consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Third-party debt:
Aircraft-related term loans	78,000	—
Pre–delivery payment loans	55,117	51,240
Term loan credit facility	40,000	40,000

Total debt	173,117	91,240
Related-party debt:
Virgin Group	52,164	50,295
Less: current maturities	(60,790)	(33,824)
Less: discount on Virgin Group debt	(10,735)	$(11,447)

Long–term debt	$153,756	$96,264

In connection with one of the aircraft-related term loans, a special purpose entity was formed to authorize and issue senior and junior secured notes and to acquire, finance, own and lease to the Company certain aircraft. Under variable interest entity accounting guidelines, the Company consolidated this entity because the Company is its primary beneficiary. As of September 30, 2015, the entity’s assets consisted of one aircraft it leased to the Company and its only liabilities consisted of notes payable in relation to the financing of such aircraft.

(6)	Contingencies and Commitments

(a)	Contingencies

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

In its aircraft-related agreements, as is typical of commercial arrangements made in order to purchase, finance and operate commercial aircraft, the Company indemnifies the manufacturer, the financing parties and other parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for in certain instances their gross negligence or willful misconduct. The Company believes that it will be covered by insurance subject to deductibles for most tort liabilities and related indemnities as described above with respect to the aircraft the Company will operate. Additionally, if there is a change in the law that results in the imposition of any reserve, capital adequacy, special deposit or similar requirement the result of which is to increase the cost to the lender, the Company will pay the lender the additional amount necessary to compensate the lender for the actual cost increase. The Company cannot estimate the potential amount of future payments under the foregoing indemnities.

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

In December 2012, the Company amended its 2010 aircraft purchase agreement with Airbus reducing its order of 60 A320 aircraft to 40 aircraft and deferring delivery dates, the first of which began in 2015. Under the amended agreement, the Company also obtained cancellation rights for the last 30 of the 40 aircraft, which cancellation rights are exercisable in groups of five aircraft three years prior to the stated delivery periods in 2020 to 2022, subject to loss of deposits and credits as a cancellation fee. All of the deposits have been reapplied according to the new delivery schedule except for $11.0 million which was converted into a credit earned upon delivery of the last 10 of the 40 aircraft. The Company has evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million held by Airbus as a cancellation fee, but would not be required to pay any additional funds. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees. The Company took delivery of its first two aircraft during the three months ended September 30, 2015. In October 2015, the Company took delivery of its third aircraft. The Company maintained $99.5 million of pre-delivery payments, of which $73.5 million relates to the next eight and $26.0 million to the last 30 aircraft, in its accompanying condensed consolidated balance sheets as of September 30, 2015. $55.1 million of such pre-delivery payments were financed by a third party and all of such pre-delivery payment financings are payable in 2015 and 2016.

Committed expenditures not subject to cancellation rights for these aircraft and separately sourced spare engines, including estimated amounts for contractual price escalations and pre-delivery payment deposits, will total approximately $134.1 million in the fourth quarter of 2015 and $208.6 million in 2016. The Company believes that its cash resources and commercially available aircraft financing will be sufficient to satisfy these purchase commitments. In April 2015, the Company executed debt facility agreements for $195.0 million with three financing parties to finance approximately 80% of the net purchase price of the Company’s five 2015 A320 CEO aircraft deliveries. The Company executed loans totaling $78.0 million under these agreements in relation to the two deliveries made during the quarter. See Note 5 - Long-Term Debt for additional information. The remainder of the loans totaling $117.0 million will be closed and funded on the date of each of the three aircraft deliveries from October through December 2015. The Company will finance $101.4 million through the senior debt facilities, subject to 12-year repayment terms, and $15.6 million through the subordinated debt facility, subject to six-year repayment terms. All of the debt will accrue interest which, if fixed at the current LIBOR swap rate for the weighted average life of the loan, would average approximately 4.8%. Principal and interest will be payable quarterly in arrears. Loans related to one of the aircraft are pre-payable with a premium prior to the third anniversary of such advance date and at par thereafter, subject to payment of early termination charges, if applicable. Loans related to two of the aircraft are not pre-payable prior to the third anniversary of the issuance date and are pre-payable at par thereafter, subject to payment of early termination charges, if applicable. The debt agreements have no financial covenants. The Company entered into interest rate swaps on the underlying base indexed interest rates for $33 million notional of aircraft financing with a 12-year term at 2.36% and for $6.0 million of the subordinated aircraft financing at 1.70% with a six-year term. See Note 4, Financial Derivative Instruments and Risk Management for more information.

In October 2015, the Company executed debt facility agreements to finance the Company’s five 2016 aircraft deliveries for $199.3 million. This financing will represent approximately 80% of the net purchase price of the A320 CEO aircraft. Each of the loans will be closed and funded on the date of each respective aircraft delivery. The Company will finance $168.2 million through senior debt facility agreements with a term of 12 years and $31.1 million through subordinate debt facility agreements with a term of seven years. Principal and interest will be payable quarterly in arrears. All of the debt will accrue interest which, if fixed at current rates would average 4.4%. The debt agreements have no financial covenants.

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

Summary of Future Payment Obligations

As of September 30, 2015, the Company had the following contractual payment commitments (in thousands):

Year	Long-term debt including related- party (1)	Aircraft and engine purchases (2)	Aircraft and engine leases (3)	Maintenance deposits (4)	Other leases (5)	Total
2015	$21,677	$134,071	$56,138	$2,220	$6,735	$220,841
2016	40,584	208,628	217,453	8,968	26,573	502,206
2017	6,135	—	204,086	9,367	26,790	246,378
2018	46,218	—	189,653	10,186	23,096	269,153
2019	57,827	—	173,668	10,814	17,430	259,739
Thereafter	52,840	—	490,009	36,900	37,401	617,150

	$225,281	$342,699	$1,331,007	$78,455	$138,025	$2,115,467

(1)	Includes accrued interest; excludes future interest of $14.8 million to be accrued through and payable in November 2020 on the Post-IPO Note.

(2)	Represents non-cancelable contractual payment commitments for aircraft and engines; includes $117.0 million of aircraft financing obtained and not yet drawn for fourth quarter 2015 aircraft deliveries.
(3)	Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates.
(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.
(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.

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

(7)	Income Taxes

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

(8)	Related-Party Transactions

The Company licenses the use of its brand name from certain entities affiliated with Virgin Enterprises Limited, a company incorporated in England and Wales (“VEL”). VEL is an affiliate of one of the Company’s largest stockholders, the Virgin Group, which has one representative on the Company’s board of directors. The Company paid license fees of $2.1 million and $2.0 million for the three months ended September 30, 2015 and 2014 and $5.7 million and $5.6 million for the nine months ended September 30, 2015 and 2014. The Company had accrued unpaid royalty fees of $2.1 million and $1.8 million at September 30, 2015 and December 31, 2014.

As of September 30, 2015 the Virgin Group, through its affiliates including VX Holdings L.P., owned approximately 18.6% of the Company’s issued and outstanding voting stock and all of the outstanding related-party debt. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Company’s board of directors must be U.S. citizens. U.S. citizen investors owned over 75% of the voting stock of the Company, of which Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owned approximately 28.4% as of September 30, 2015.

As of September 30, 2015, related-party debt was $41.4 million or 19.2% of the Company’s total debt. In connection with the 2014 Recapitalization, the Company reduced related-party debt with a carrying value of $728.3 million to $38.5 million. The Company incurred $1.0 million and $9.8 million of related-party interest expense for the three months ended September 30, 2015 and 2014 and $2.6 million and $28.7 million for the nine months ended September 30, 2015 and 2014. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee was equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance and was payable quarterly. In June 2015, the Company canceled the Letter of Credit Facility in conjunction with the elimination of the credit card holdback requirement and is no longer incurring related commitment fees. For the the nine months ended September 30, 2015, the Company recorded $2.5 million in commitment fees in the accompanying condensed consolidated statements of operations. The Post-IPO Note provided for a reduction of the term of the Note from eight to six years in the event of early termination of the Letter of Credit Facility. In connection with the cancellation of the Letter of Credit Facility in June 2015, and as required by the related note purchase agreement, the term of the Post-IPO Note issued to Virgin Group was reduced from eight to six years.

(9)	Net Income Per Share

Employee equity share options and unvested restricted stock units (“RSUs”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested RSUs and shares to be issued under the Company’s employee stock purchase plan (“ESPP”). The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
BASIC:
Net income	$71,856	$41,608	149,630	$56,237
Less: net income allocated to participating securities	—	(25,491)	—	(34,454)

Net income attributable to common shareholders	$71,856	$16,117	$149,630	$21,783

Weighted-average common shares outstanding	43,642	702	43,375	702

Basic net income per share	$1.65	$22.97	$3.45	$31.04

DILUTED:
Net income	$71,856	$41,608	$149,630	$56,237
Less: net income allocated to participating securities	—	(14,885)	—	(20,119)

Net income attributable to common shareholders	$71,856	$26,723	$149,630	$36,118

Weighted-average common shares outstanding-basic	43,642	702	43,375	702
Effect of dilutive potential common shares	946	1,290	1,179	1,290

Weighted-average common shares outstanding-diluted	44,588	1,992	44,554	1,992

Diluted net income per share	$1.61	$13.41	$3.36	$18.13

The following warrants and director and employee stock awards were excluded from the calculation of diluted net earnings per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warrants to purchase common stock	—	42,243	—	42,243
Stock option awards	1	—	9	—
Restricted stock awards	1		1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “expect,” “estimate,” “plan,” “anticipate,” “indicate,” “believe,” “forecast,” “guidance,” “outlook,” “may,” “will,” “would,” “should,” “seek,” “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our expectations and beliefs concerning future events, based on information available to us on the date of the filing of this report, and are subject to various risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which or by which such performance or results will be achieved. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements include those listed in Part II, Item 1A, “Risk Factors” of this report. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.

Overview

Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient A320 fleet. As of September 30, 2015, we provided service to 21 airports in the United States and Mexico with a fleet of 55 narrow-body aircraft.

Third Quarter 2015 Highlights

Our pre-tax income for the third quarter of 2015 was $72.2 million, an increase of $29.9 million as compared to the third quarter of 2014. Several factors contributed to our significant improvement in earnings:

•	Operating Revenue: Our total operating revenue increased $5.3 million from the third quarter of 2014, primarily from a 3.0% increase in available seat miles. Our average yield decreased 1.8%, and our load factor declined by 1.0 point, resulting in a decrease in our passenger revenue per available seat mile, or PRASM, of 2.7%. Our decline in PRASM was slightly lower than the domestic industry average PRASM decline (as reported by Airlines for America) during the third quarter of 4.4%. Similar to the first half of 2015, we experienced weak PRASM in our Dallas Love Field markets, and to a lesser degree, our New York City transcontinental markets. We began service at Dallas Love Field in October 2014 upon the expiration of the Wright Amendment. Capacity has dramatically increased at Dallas Love Field since October 2014, and fares in the Dallas/Fort Worth metropolitan area have declined since the expiration of the Wright Amendment. Our service at Dallas Love Field is still developing, and we expect improved PRASM trends in future periods. Other revenue increased by 12.2% from the third quarter of 2014, primarily from a 10.1% increase in the number of passengers that we carried. Our other revenue per passenger increased by 2.0%. Revenue from our priority boarding and reserved seat assignment ancillary products increased with the introduction of technology allowing us to variably price these products. This increase was offset by a decrease in the average checked bag fee per passenger, primarily from the introduction of our Dallas Love Field service, where the number of checked bags per passenger is generally lower than our other markets.

•	Operating Cost: Total operating expenses declined by $16.2 million, or 4.6%, from the third quarter of 2014. Our total cost per available seat mile, or CASM, declined by 7.4%. The primary cause of the decline in our total operating expenses and our CASM was aircraft fuel expense, which decreased by $46.7 million. Our average cost per gallon during the third quarter decreased by 37.7%. The decline in fuel costs during the third quarter was partially offset by increases in salaries, wages and benefits of $12.8 million, primarily from our 2015 initiative to increase pay and benefits across our work groups, and from increases in equity based compensation. Our other operating costs generally increased commensurate with the increases in departures and capacity that we experienced in the third quarter, and from year-over-year inflationary increases. Our CASM excluding aircraft fuel expense and profit sharing expense increased by 11.0% from the third quarter of 2014. We expect growth in our CASM excluding aircraft fuel expense and profit sharing expense to moderate in the fourth quarter of 2015 and to decline slightly during 2016, primarily due to our plans to grow capacity.

•	Net Other Expense: Our net interest and other expense decreased $8.4 million as a result of the decrease in related-party debt from the restructuring of our balance sheet in connection with our initial public offering in November 2014. We expect an increase in interest expense in 2016 due to our new aircraft financings.

In July and August 2015 we took delivery of two A320 aircraft. We took delivery of a third A320 aircraft in October 2015, and we have two additional aircraft scheduled for delivery prior to the end of the fourth quarter of 2015. We are also scheduled to take delivery of five A320 aircraft in the first half of 2016. We expect to add new markets from this growth as well as increase frequencies in some of our existing markets. In October 2015, we entered into agreements to finance the majority of the purchase price of the five 2016 aircraft deliveries with long-term debt obtained from commercial lenders. We have also extended one of our operating leases that was scheduled to terminate in the first quarter of 2016.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

For the three months ended September 30, 2015, our net income was $71.9 million, an increase of $30.2 million as compared to $41.6 million for the same period in 2014, primarily driven by lower fuel costs and lower interest expense. Our operating income of $73.9 million for the three months ended September 30, 2015 increased by $21.5 million from the prior year period. Our operating margin increased by 5.1 points to 18.0% in the three months ended September 30, 2015 as compared to 12.9% for the three months ended September 30, 2014.

Our operating capacity, as measured by available seat miles, or ASMs, increased by 3.0% for the three months ended September 30, 2015 as compared to the same period in 2014, with 0.4% of the increase attributed to two new aircraft placed into service during such time period and the remaining capacity increase attributed to increased utilization of aircraft in service. Our number of passengers increased by 10.1% in the three months ended September 30, 2015 year-over-year primarily driven by 11.7% increase in departures from changes in our route network.

Our CASM decreased by 7.4% to 10.17 cents for the three months ended September 30, 2015 as compared to 10.98 cents for the same period in 2014. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits, as well as higher landing fees and other rents.

In addition, interest expense for the three months ended September 30, 2015 decreased by $8.2 million from the prior year period, primarily as a result of a recapitalization agreement, or our 2014 Recapitalization, with security holders to exchange or extinguish the majority of our then outstanding related-party debt and accrued interest.

Operating Revenues

	Three Months Ended September 30,		Change
	2015	2014	Amount		%
Operating revenues (in thousands):
Passenger	$366,089	$365,613	$476		0.1
Other	44,792	39,921	4,871		12.2

Total operating revenues	$410,881	$405,534	$5,347		1.3

Operating statistics:
Available seat miles (millions)	3,315	3,217	98		3.0
Revenue passenger miles (millions)	2,736	2,685	51		1.9
Average stage length (statute miles)	1,397	1,522	(125)		(8.2)
Load factor	82.5%	83.5%	(1.0	) pts
Total passenger revenue per available seat mile—PRASM (cents)	11.05	11.36	(0.31)		(2.7)
Total revenue per available seat mile—RASM (cents)	12.40	12.60	(0.20)		(1.6)
Yield (cents)	13.38	13.62	(0.24)		(1.8)
Average fare	$197.98	$217.69	$(19.71)		(9.1)
Passengers (thousands)	1,849	1,680	169		10.1

Passenger revenue remained relatively constant for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. PRASM decreased 2.7% compared to the third quarter 2014, to 11.05 cents. Year-over-year PRASM was driven by a 1.0 point decrease in load factor and a 1.8% decrease in yield. Total RASM for the three months ended September 30, 2015 decreased 1.6% from the three months ended September 30, 2014.

Other revenue for the three months ended September 30, 2015 increased 12.2% from the three months ended September 30, 2014 primarily due to higher ancillary fee revenue from reserved seat assignments and priority boarding in our main cabin, offset by lower checked bag fees per passenger due to the addition of new markets in our network where the average number of checked bags per passenger is generally lower.

Operating Expenses

	Three Months Ended September 30,		Change		Cost per ASM		Change
	2015	2014	Amount	%	2015	2014	%
					(in cents)
Operating expenses (in thousands):
Aircraft fuel	$86,480	$133,202	$(46,722)	(35.1)	2.61	4.14	(37.0)
Salaries, wages and benefits	74,995	62,227	12,768	20.5	2.26	1.93	17.1
Aircraft rent	47,088	45,083	2,005	4.4	1.42	1.40	1.4
Landing fees and other rents	38,128	33,087	5,041	15.2	1.15	1.03	11.7
Sales and marketing	32,632	31,516	1,116	3.5	0.98	0.98	—
Aircraft maintenance	15,838	11,709	4,129	35.3	0.48	0.36	33.3
Depreciation and amortization	4,465	3,664	801	21.9	0.13	0.11	18.2
Other operating expenses	37,387	32,721	4,666	14.3	1.14	1.03	10.7

Total operating expenses	$337,013	$353,209	$(16,196)	(4.6)	10.17	10.98	(7.4)

Operating statistics:
Available seat miles (millions)	3,315	3,217	98	3.0
Average stage length (statute miles)	1,397	1,522	(125)	(8.2)
Departures	16,554	14,816	1,738	11.7
CASM (excluding fuel)	7.56	6.84	0.72	10.5
CASM (excluding fuel and profit sharing)	7.34	6.61	0.73	11.0
Fuel cost per gallon	$1.95	$3.13	(1.18)	(37.7)
Fuel gallons consumed (thousands)	44,365	42,594	1,771	4.2
Teammates (FTE)	2,626	2,428	198	8.2

Aircraft fuel

Aircraft fuel expense for the three months ended September 30, 2015, which includes a $6.6 million net loss from our fuel hedges, decreased by $46.7 million, or 35.1%, from the three months ended September 30, 2014. The decrease was primarily due to a decrease of $1.18, or 37.7%, in the average fuel cost per gallon offset in part by a 4.2% increase in fuel consumption.

We maintain an active hedging program to reduce the impact of sudden, sharp increases in fuel prices. We enter into a variety of hedging instruments, such as forward swaps on jet fuel and highly correlated commodities such as heating oil and crude oil. We also use fixed forward pricing agreements, or FFPs, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At September 30, 2015, we had entered into derivative hedging instruments and FFPs for approximately 46% of our then-expected nine-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the second quarter of 2016. Due in part to the impact of declining fuel prices, we recorded $6.6 million in fuel hedge net losses in the three months ended September 30, 2015, which include the effect of $1.1 million offsetting unrealized gains associated with undesignated fuel hedges that will mature after September 30, 2015.

Salaries, wages and benefits

Salaries, wages and benefits expense for the three months ended September 30, 2015 increased by $12.8 million, or 20.5%, from the three months ended September 30, 2014. Salaries and wages for flight crews increased significantly as a result of our 2015 pay initiatives that were implemented earlier in 2015 due to the competitive marketplace for talent and the increasing average seniority of our teammates. Additionally, in 2015 we began incurring costs associated with hiring new teammates in connection with our new aircraft deliveries.

Our profit sharing and related payroll tax expense for the three months ended September 30, 2015 remained relatively constant year-over-year. Under our annual profit sharing program, we accrued a pro rata portion of our expected total annual 2015 profit sharing amount during the quarter, which is based on current internal projections of 2015 pre-tax income. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2015, we estimate the threshold to be approximately $81.0 million.

Our overall benefit plan costs for the three months ended September 30, 2015 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates and an increase in healthcare costs. In 2015, a new discretionary 401(k) company contribution called “401(k) Plus” went into effect, under which we make additional 401(k) contributions of 4.5% of salary for pilots and 1.5% for all other teammates, subject to approval by our Board of Directors annually.

Additionally, in 2015, we implemented a new teammate stock purchase program under which employees may purchase our stock at a 10% discount of the market value at the end of each offering period.

Aircraft rent

Aircraft rent expense remained relatively constant for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Landing fees and other rents

Landing fees and other rents expense for the three months ended September 30, 2015 increased by $5.0 million, or 15.2%, from the three months ended September 30, 2014, primarily as a result of rate increases for facilities at our destination airports and the addition of two new destinations in October 2014.

Sales and marketing

Sales and marketing expense remained relatively constant for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Aircraft maintenance

Aircraft maintenance expense for the three months ended September 30, 2015 increased by $4.1 million, or 35.3% from the three months ended September 30, 2014, primarily due to additional non-recurring maintenance costs.

Depreciation and amortization

Depreciation and amortization expense increased by $0.8 million, or 21.9%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to depreciation of additional aircraft leasehold improvements and amortization of our new software licenses. We expect to begin incurring additional depreciation expense in the fourth quarter as our 2015 aircraft deliveries go into service.

Other operating expenses

Other operating expense increased by $4.7 million, or 14.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily from increased legal and professional fees related to being a public company and higher catering costs and increased crew and teammate travel costs.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2015 decreased by $8.4 million, or 83.8%, from the three months ended September 30, 2014, primarily due to the $8.8 million reduction in related-party interest expense as a result of the 2014 Recapitalization. In November 2014, in connection with the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5%. See our consolidated financial statements included in our 2014 Form 10-K for further details and a discussion of the accounting for these transactions. The effective interest rate increased to 9.8% in June 2015 as a result of the change in the term of the Post-IPO Note in connection with the cancellation of the Letter of Credit Facility described in Note 2 - Summary of Significant Accounting Policies.

Income Taxes

The income tax provision associated with our income in 2015 was largely offset by the release of a valuation allowance against net deferred tax assets. For the three months ended September 30, 2015, we recorded tax expense of approximately $0.4 million resulting from the difference between the book and tax basis of indefinite-lived intangible assets that are not available to cover net deferred tax assets subject to a valuation allowance.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, our net income was $149.6 million. This was an increase of $93.4 million as compared to $56.2 million for the same period in 2014. Our operating income of $156.9 million for the nine months ended September 30, 2015 increased by $70.6 million compared to the nine months ended September 30, 2014. Our operating margin increased by 6.1 points to 13.8% in the nine months ended September 30, 2015 as compared to 7.7% in the nine months ended September 30, 2014.

Our operating capacity, as measured by ASMs, increased by 1.5% for the nine months ended September 30, 2015 from the same period in 2014. Our number of passengers increased by 5.9% and our yield remained consistent in the nine months ended September 30, 2015 year-over-year.

Our CASM decreased by 6.3% to 10.51 cents for the nine months ended September 30, 2015 as compared to 11.22 cents for the same period in 2014. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits and other operating expenses.

In addition, interest expense for the nine months ended September 30, 2015 decreased by $24.1 million from the prior year period, primarily as a result of our 2014 Recapitalization.

Operating Revenues

	Nine Months Ended September 30, 2015		Change
	2015	2014	Amount		%
Operating revenues (in thousands):
Passenger	$1,015,162	$1,001,761	$13,401		1.3
Other	122,957	116,008	6,949		6.0

Total operating revenues	$1,138,119	$1,117,769	$20,350		1.8

Operating statistics:
Available seat miles (millions)	9,333	9,196	137		1.5
Revenue passenger miles (millions)	7,715	7,603	112		1.5
Average stage length (statute miles)	1,413	1,471	(58)		(3.9)
Load factor	82.7%	82.7%	—	pts
Total passenger revenue per available seat mile—PRASM (cents)	10.88	10.89	(0.01)		(0.1)
Total revenue per available seat mile—RASM (cents)	12.19	12.15	0.04		0.3
Yield per passenger mile (cents)	13.16	13.18	(0.02)		(0.2)
Average fare	$196.10	$204.94	$(8.84)		(4.3)
Passengers (thousands)	5,177	4,888	289		5.9

Passenger revenue for the nine months ended September 30, 2015 increased 1.3% from the nine months ended September 30, 2014 on a 1.5% increase in capacity as measured by our ASMs. PRASM and RASM remained relatively constant for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Other revenue for the nine months ended September 30, 2015 increased 6.0% from the nine months ended September 30, 2014 primarily due to increased advertising and brand revenues on our co-branded consumer credit card program and higher ancillary fee revenue from reserved seat assignments and priority boarding in our main cabin, partially offset by no charter revenue as compared to prior year.

Operating Expenses

	Nine Months Ended September 30, 2015		Change		Cost per ASM		Change
	2015	2014	Amount	%	2015	2014	%
					(in cents)
Operating expenses (in thousands):
Aircraft fuel	$268,781	$380,625	$(111,844)	(29.4)	2.88	4.14	(30.4)
Salaries, wages and benefits	214,485	175,370	39,115	22.3	2.30	1.91	20.4
Aircraft rent	137,779	137,440	339	0.2	1.48	1.49	(0.7)
Landing fees and other rents	106,181	98,594	7,587	7.7	1.14	1.07	6.5
Sales and marketing	89,715	84,693	5,022	5.9	0.96	0.92	4.3
Aircraft maintenance	42,327	47,163	(4,836)	(10.3)	0.45	0.51	(11.8)
Depreciation and amortization	12,792	10,417	2,375	22.8	0.14	0.11	27.3
Other operating expenses	109,150	97,147	12,003	12.4	1.16	1.07	8.4

Total operating expenses	$981,210	$1,031,449	$(50,239)	(4.9)	10.51	11.22	(6.3)

Operating statistics:
Available seat miles (millions)	9,333	9,196	137	1.5
Average stage length (statute miles)	1,413	1,471	(58)	(3.9)
Departures	46,104	43,778	2,326	5.3
CASM (excluding fuel)	7.63	7.08	0.55	7.8
CASM (excluding fuel and profit sharing)	7.46	6.97	0.49	7.0
Fuel cost per gallon	$2.16	$3.13	(0.97)	(31.0)
Fuel gallons consumed (thousands)	124,306	121,422	2,884	2.4
Teammates (FTE)	2,626	2,428	198	8.2

Aircraft fuel

Aircraft fuel expense for the nine months ended September 30, 2015, which includes the effect of our fuel hedges, decreased by $111.8 million, or 29.4%, from the nine months ended September 30, 2014. The decrease was primarily due to a decrease of $0.97, or 31.0%, in the average fuel cost per gallon offset in part by a 2.4% increase in fuel consumption, and $1.7 million of net fuel hedge losses.

Salaries, wages and benefits

Salaries, wages and benefits expense for the nine months ended September 30, 2015 increased by $39.1 million, or 22.3%, from the nine months ended September 30, 2014. Salaries and wages for flight crews increased significantly as a result of our 2015 pay and benefits initiatives implemented due to the competitive marketplace for talent and from the increasing average seniority of our teammates. Additionally, in 2015 we began incurring costs associated with hiring new teammates in connection with our new aircraft deliveries.

Salaries, wages and benefits expense for the nine months ended September 30, 2015 also included an increase of $5.9 million in profit sharing expense and related payroll tax expense. Under our annual profit sharing program, we accrued a pro rata portion of our estimated 2015 total profit sharing expense, which is based on current internal projections of 2015 pre-tax income. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold which is based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2015, we estimate the threshold to be approximately $81.0 million.

Our overall benefit plan costs for the nine months ended September 30, 2015 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates and an increase in healthcare costs. In 2015 a new discretionary 401(k) company contribution called “401(k) Plus” went into effect, under which we make additional 401(k) contributions of 4.5% of salary for pilots and 1.5% for all other teammates, subject to approval by our Board of Directors annually.

Aircraft rent

Aircraft rent expense remained relatively constant for the nine months ended September 30, 2015 from the nine months ended September 30, 2014.

Landing fees and other rents

Landing fees and other rent expense for the nine months ended September 30, 2015 increased by $7.6 million, or 7.7%, from the nine months ended September 30, 2014, primarily as a result of rate increases for facilities at our destination airports, the addition of two new destinations in October 2014 and fees related to fueling the aircraft.

Sales and marketing

Sales and marketing expense remained relatively constant for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Aircraft maintenance

Aircraft maintenance expense for the nine months ended September 30, 2015 decreased by $4.8 million, or 10.3% from the nine months ended September 30, 2014. There were no significant heavy airframe maintenance events scheduled for the nine months ended September 30, 2015 while multiple maintenance events were completed in the same period in 2014. This decrease was partially offset by non-recurring maintenance costs incurred in the nine months ended September 30, 2015.

Depreciation and amortization

Depreciation and amortization expense increased by $2.4 million, or 22.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to depreciation of our new software licenses and additional aircraft leasehold improvements.

Other operating expenses

Other operating expense increased by $12.0 million, or 12.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily related to higher legal and professional fees primarily associated with being a public company and higher guest services and supplies and teammate travel costs.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2015 decreased by $22.9 million, or 78.7%, from the nine months ended September 30, 2014, primarily due to the $26.1 million reduction in related-party interest expense as a result of the 2014 Recapitalization. In November 2014, in connection with the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5% until June 2015 and 9.8% thereafter. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

Income Taxes

The income tax provision associated with our income in 2015 was largely offset by the release of a valuation allowance against net deferred tax assets. For the nine months ended September 30, 2015, we recorded tax expense of $1.1 million resulting from the difference between the book and tax basis of indefinite-lived intangible assets that are not available to cover net deferred tax assets subject to a valuation allowance.

Operating Statistics

The following table sets forth our operating statistics for the three months and the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change
Operating Statistics (unaudited):
Available seat miles—ASMs (millions)	3,315	3,217	3.0		9,333	9,196	1.5
Departures	16,554	14,816	11.7		46,104	43,778	5.3
Average stage length (statute miles)	1,397	1,522	(8.2)		1,413	1,471	(3.9)
Aircraft in service—end of period	55	53	3.8		55	53	3.8
Fleet utilization	11.2	11.1	0.9		10.8	10.8	—
Passengers (thousands)	1,849	1,680	10.1		5,177	4,888	5.9
Average fare	$197.98	$217.69	(9.1)		$196.10	$204.94	(4.3)
Yield per passenger mile (cents)	13.38	13.62	(1.8)		13.16	13.18	(0.2)
Revenue passenger miles—RPMs (millions)	2,736	2,685	1.9		7,715	7,603	1.5
Load factor	82.5%	83.5%	(1.0)	pts	82.7%	82.7%	—	pts
Passenger revenue per available seat mile—PRASM (cents)	11.05	11.36	(2.7)		10.88	10.89	(0.1)
Total revenue per available seat mile—RASM (cents)	12.40	12.60	(1.6)		12.19	12.15	0.3
Cost per available seat mile—CASM (cents)	10.17	10.98	(7.4)		10.51	11.22	(6.3)
CASM, excluding fuel (cents) (1)	7.56	6.84	10.5		7.63	7.08	7.8
CASM, excluding fuel and profit sharing (cents) (1)	7.34	6.61	11.0		7.46	6.97	7.0
Fuel cost per gallon	$1.95	$3.13	(37.7)		$2.16	$3.13	(31.0)
Fuel gallons consumed (thousands)	44,365	42,594	4.2		124,306	121,422	2.4
Teammates (FTE)	2,626	2,428	8.2		2,626	2,428	8.2

(1)	Refer to our “Reconciliation of GAAP to Non-GAAP Financial Measures” note below for more information on these non-GAAP measures.

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity were cash and cash equivalents of $511.7 million. We also had restricted cash of $19.7 million as of September 30, 2015. Restricted cash primarily represents cash collateral securing our letters of credit for airport facility leases.

As of September 30, 2015, we had $61.5 million of short-term debt and $153.8 million of long-term debt, of which $41.4 million was related-party debt. Our long-term debt balance includes a five-year term loan credit facility we entered into in April 2014 for $40.0 million to finance airport slot purchases and $78.0 million of notes issued in relation to two aircraft deliveries received during the three months ended September 30, 2015.

Currently our single largest capital expense is the acquisition cost of our aircraft. As of September 30, 2015, we operated 53 of our 55 existing aircraft under operating leases, which required a smaller up-front investment than if we had financed these aircraft with debt. Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of September 30, 2015, we had paid $99.5 million of PDPs to Airbus that have not yet been applied to aircraft deliveries, $55.1 million of which were financed by a third-party and payable upon delivery of aircraft. During the three months ended September 30, 2015, we took delivery of our first two of 10 aircraft scheduled to be received in 2015 and 2016. In October 2015, we took delivery of the third aircraft. We expect that committed expenditures for the eight aircraft deliveries between October 2015 and June 2016, including separately sourced spare engines and related aircraft equipment, estimated amounts for contractual price escalations and PDPs, will total approximately $134.1 million in 2015 and $208.6 million in 2016. In April 2015, we entered into long-term debt financing agreements with three financing parties with respect to the first five aircraft deliveries in 2015 for a total of $195.0 million, $78.0 million of which was drawn in connection with the two deliveries made in July and August 2015. We expect to finance approximately 80% of the net purchase price of these aircraft through these financing arrangements. In October 2015, we entered into long-term debt financing agreements for $199.3 million with respect to the five aircraft deliveries scheduled for 2016. We do not have financing commitments in place for the remaining 30 Airbus aircraft orders scheduled for delivery between 2020 and 2022. We have the right to cancel the remaining 30 aircraft, and as a result, these are not considered firm commitments. If we ultimately exercise our cancelation rights for up to 30 aircraft, we would incur a loss of deposits and credits of up to $26.0 million previously paid to Airbus as a cancellation fee.

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

Cash Flows

The following table presents information regarding our cash flows in the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$173,745	$34,594
Net cash used in investing activities	(120,940)	(45,362)
Net cash provided by (used in) financing activities	64,259	39,563
Net increase in cash and cash equivalents	117,064	28,795
Cash and cash equivalents, end of period	511,707	184,454

Net Cash Flow Provided By Operating Activities

During the nine months ended September 30, 2015, net cash flow provided by operating activities was $173.7 million. We had net income of $149.6 million adjusted for the following non-cash items: depreciation and amortization of $12.8 million, share-based compensation expense of $4.3 million, unrealized fuel hedge gains of $1.7 million and paid in-kind interest expense of $2.6 million. Air traffic liability, net of credit card holdbacks, contributed $43.0 million of operating cash flow, primarily due to an annual $33.0 million advance payment from our co-branded credit card partner and due to the elimination of holdback requirements by our credit card processors. Other non-current assets increased by $19.1 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. We increased our maintenance deposits by $33.4 million, primarily due to our reserve payments for future maintenance events. Accounts payable increased by $17.3 million primarily due to payables related to non-recurring maintenance events, fixed asset purchases related to our two aircraft deliveries, and timing of payments for fuel. Other current liabilities increased by $15.8 million primarily due to our fuel derivatives being in a loss position at September 30, 2015.

During the nine months ended September 30, 2014, net cash flow provided by operating activities was $34.6 million. We had net income of $56.2 million adjusted for the following non-cash items: paid in-kind interest expense of $17.4 million and depreciation and amortization of $10.4 million. Air traffic liability, net of credit card holdbacks, contributed $7.6 million of cash flow, primarily due to a $23.0 million additional advance payment from our new co-branded credit card partner in January 2014, offset in part by revenue recognized on the credit card program and by the timing of credit card settlements. We increased our maintenance deposits by $30.2 million, primarily due to our reserve payments for future maintenance events. Other non-current assets increased by $27.3 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. Our other current liabilities increased by $5.3 million primarily due to a higher accrual for our profit sharing program, under which we pay 15% of profit before income taxes and profit sharing to our eligible teammates.

Net Cash Flows Used In Investing Activities

During the nine months ended September 30, 2015, net cash flow used in investing activities was $120.9 million. We invested $115.1 million in two aircraft, flight equipment and software and made $5.8 million in net PDPs for our aircraft scheduled to be delivered in 2015 and 2016.

During the nine months ended September 30, 2014, net cash flow used in investing activities was $45.4 million. We invested $36.2 million in domestic airport operating rights, flight equipment and software and made $9.2 million in PDPs for our aircraft scheduled to be delivered in 2015 and 2016.

Net Cash Flows Provided By Financing Activities

Cash flow provided by financing was $64.3 million in the nine months ended September 30, 2015 primarily as a result of $78.0 million in funding drawn in relation to the first two aircraft purchases and a $5.2 million increase in proceeds of equity issuances due to stock option exercises during the year. We used $13.5 million to repay loans related to PDPs on two 2015 aircraft purchases and $3.7 million for a stock repurchase to satisfy minimum tax withholding requirements for the vesting of restricted stock.

Cash flow provided by financing activities was $39.6 million in the nine months ended September 30, 2014 primarily as a result of our April 2014 credit facility to purchase domestic airport operating rights.

As of September 30, 2015, we expect to take delivery of three more aircraft in the last quarter of 2015. We plan to fund the purchase of these aircraft through a mix of debt financing and operating cash, including $117.0 million of undrawn funds from financing arrangements that we finalized in April 2015.

Commitments and Contractual Obligations

The following table presents aggregate information about our contractual payment commitments as of September 30, 2015 and the periods in which payments are due (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt including related-party (1)	$225,281	$21,677	$46,719	$104,045	$52,840
Aircraft and engine purchases (2)	342,699	134,071	208,628	—	—
Aircraft and engine leases (3)	1,331,007	56,138	421,539	363,321	490,009
Maintenance deposits (4)	78,455	2,220	18,335	21,000	36,900
Other leases (5)	138,025	6,735	53,363	40,526	37,401

	$2,115,467	$220,841	$748,584	$528,892	$617,150

(1)	Includes accrued interest; excludes future interest of $14.8 million to be accrued through and payable in November 2020 on the Post-IPO Note.
(2)	Represents non-cancelable contractual payment commitments for aircraft and engines, includes $117.0 million of aircraft financing commitments not yet drawn for fourth quarter 2015 aircraft deliveries.
(3)	Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates.
(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.
(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.

The table above does not include our commitment to pay royalties to the Virgin Group pursuant to amended and restated license agreements related to our use of the Virgin name and brand.

Certain of our aircraft operating leases and debt instruments include certain financial covenants and cross-default provisions. As of September 30, 2015, we were in compliance with all covenants under these agreements.

Critical Accounting Estimates

Income Taxes

Our effective tax rates are lower than the federal statutory rate of 35% primarily because of the impact of changes to existing valuation allowances. We continue to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we concluded that it is more likely than not that such deferred tax assets will ultimately not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. We assess available positive and negative evidence regarding the realizability of our deferred tax assets and record a valuation allowance when it is more likely than not that deferred tax assets will not be realized. To form a conclusion, we consider positive evidence in the form of reversing temporary differences, projections of future taxable income and tax planning strategies and negative evidence such as historical losses. We were not in a three-year cumulative loss position as of September 30, 2015, however we currently lack sufficient certainty as to future financial projections and trends to support the conclusion that a valuation allowance is no longer necessary. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of the valuation allowance.

There have been no other changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” included in our 2014 Form 10-K.

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

The following table provides the reconciliation of operating expense per ASM excluding fuel and profit sharing for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	$	per ASM	$	per ASM
	(in thousands)	(in cents)	(in thousands)	(in cents)
Total operating expenses	$337,013	10.17	$353,209	10.98
Less: Aircraft fuel	86,480	2.61	133,202	4.14

Operating expenses, excluding fuel	250,533	7.56	220,007	6.84
Less: profit sharing and related taxes	7,173	0.22	7,351	0.23

Operating expense, excluding fuel and profit sharing	$243,360	7.34	$212,656	6.61

The following table provides the reconciliation of operating expense per ASM excluding fuel and profit sharing for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	$	per ASM	$	per ASM
	(in thousands)	(in cents)	(in thousands)	(in cents)
Total operating expenses	$981,210	10.51	$1,031,449	11.22
Less: Aircraft fuel	268,781	2.88	380,625	4.14

Operating expenses, excluding fuel	712,429	7.63	650,824	7.08
Less: profit sharing and related taxes	16,012	0.17	10,091	0.11

Operating expense, excluding fuel and profit sharing	$696,417	7.46	$640,733	6.97

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the nine months ended September 30, 2015 and 2014 represented approximately 27.4% and 36.9% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on September 30, 2015 aircraft fuel market prices and our projected 2015 fuel consumption, a 10% increase in the average price per gallon would increase our current year aircraft fuel expense, including the impact of our outstanding hedged positions, by approximately $15.7 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we periodically enter into FFPs, forward swaps, call options for crude oil and collar contracts for heating oil. As of September 30, 2015, we had entered into fuel derivative contracts and FFPs that fixed or established a floor on the price associated with 46% of our forecasted aircraft fuel requirements for the next nine months at an approximate cost per gallon of $1.71 (excluding related fuel taxes), which is in excess of current market prices. All of our currently existing fuel hedge contracts are expected to settle by the end of the second quarter of 2016.

The fair value of our fuel derivative contracts as of September 30, 2015 was a net liability of $13.5 million. The fair value of our fuel derivative contracts as of December 31, 2014 was a net liability of $27.1 million offset by margin call deposits of $14.4 million, resulting in an overall net liability of $12.7 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements. As of September 30, 2015, we believed the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.

Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR for the nine months ended September 30, 2015 would have had an immaterial effect on total interest expense for the nine months ended September 30, 2015.

Our remaining long-term debt consists of fixed rate notes payable. A hypothetical 10% change in market interest rates as of September 30, 2015 would have no effect on our interest expense but would reduce the fair value of our fixed-rate related-party debt instrument by approximately $3.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

The price of aircraft fuel may be high or volatile. The cost of aircraft fuel is highly volatile and is our largest individual operating expense, accounting for 39.4%, 37.7% and 35.8% of our operating expenses for 2012, 2013, 2014, respectively. High fuel costs or increases in fuel costs (or in the price of crude oil) could materially adversely affect our business. Since August 2014, the price of jet fuel has fallen substantially, which benefits us by lowering our expenses. However, because fuel prices are highly volatile, the price of jet fuel may increase significantly at any time. We may be more susceptible to fuel price volatility than most of our competitors since fuel represents a larger proportion of our total costs due to the longer average stage length of our flights.

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

Our fuel hedging program may not be effective. We cannot assure you our fuel hedging program, including our fixed forward price, or FFP, contracts, which we use as part of our hedging strategy, will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Certain of our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices. Additionally, our ability to realize the benefit of declining fuel prices will be delayed by the impact of fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of FFPs or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could materially adversely affect our business.

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

Each of the legacy carriers operates a much larger fleet of aircraft and has greater financial resources than we do, which permits them to add service in response to our entry into new markets. For example, United Airlines operates a hub at San Francisco International Airport (SFO) and has historically engaged in aggressive competitive practices, such as increasing seat capacity by introducing larger-gauge aircraft or adding incremental flights in response to our entry into new markets served from SFO. Due to our relatively small size, we are more susceptible to a fare war or other competitive activities in one or more of the markets we serve, which could prevent us from attaining the level of passenger traffic or maintaining the level of ticket sales required to sustain profitable operations in new or existing markets.

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

We have a history of losses and only a limited operating history upon which you can evaluate our business and prospects. While we recorded an annual profit in 2013, 2014 and the first nine months of 2015, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or an annual basis. In turn, this may cause the trading price of our common stock to decline and may materially adversely affect our business.

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

We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and CFM International, or CFM, and we have historically relied solely on lessors to provide financing for our aircraft acquisition needs. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our growth and operations.

We are subject to labor-related disruptions that could materially adversely affect our business.

Our inflight teammates (whom other airlines refer to as flight attendants) and pilots have voted for representation by the Transport Workers Union, or TWU, and the Air Line Pilots Association, or ALPA, respectively. As a result, the TWU has been certified as the representative of our inflight teammates and ALPA has been certified as the representative of our pilots. We are currently engaged with each of the TWU and ALPA in a collective bargaining process for a first contract for these respective teammate groups in accordance with the requirements of the Railway Labor Act.

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

Most of our tickets are sold to customers using credit cards as the form of payment. Our credit card processors have rights in their agreements to hold back receivable monies related to tickets sold for future travel services (i.e., a “holdback”). Any related holdback is remitted to us shortly after the customer travels. Holdbacks are commonly imposed on newer or less creditworthy airlines. Previously, we had significant holdback requirements with our two primary credit card processors, Elavon Inc. for Visa/MasterCard and American Express. Recently, Elavon agreed to reduce the Company’s holdback to zero percent and American Express agreed to remove the letter of credit requirement, effectively reducing the Company’s holdback to zero. Elavon and American Express each have the right to restore the holdback in the future depending on the Company’s financial performance. Any re-imposition of our holdbacks by Elavon or American Express will immediately and negatively impact our liquidity, which may materially adversely affect our business.

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

The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease 53 of our 56 aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. As of September 30, 2015, we had undiscounted future operating lease obligations of approximately $1.3 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines from Airbus and CFM for delivery over the next eight years. Under those agreements, we are obligated to make pre-delivery payments, or PDPs, to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with seven aircraft scheduled for delivery between November 2015 and June 2016 that are non-cancelable and 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.

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

As of September 30, 2015, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.6 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.

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

As of September 30, 2015, the Virgin Group and Cyrus Holdings owned approximately 18.6% and 28.4% of our outstanding voting common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could delay or prevent a change in control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

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

We completed our initial public offering in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through September 30, 2015, the last reported sale price of our common stock has fluctuated between $26.50 and $45.43 per share. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Cyrus Holdings and the Virgin Group collectively held an aggregate of 17,411,888 shares of our voting common stock, or 47.0% of our voting common stock outstanding, and 55.3% of the total outstanding equity interests in our company as of September 30, 2015 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.

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

As of October 2, 2015, non-U.S. citizens owned, in the aggregate, 7,714,841 shares of voting common stock and 14,567,579 shares of outstanding common stock (representing approximately 20.8% of the total voting rights and approximately 33.2% of the total outstanding equity interests in our company, respectively).

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

We entered into a Facility Agreement, dated as of October 27, 2015, or the CACIB Facility Agreement, with, among others, Credit Agricole Corporate and Investment Bank, as initial senior lender, and TAF Funding Limited, as initial junior lender, providing for up to $40 million of debt financing for an Airbus A320-214 aircraft scheduled for delivery under our existing purchase agreement with Airbus S.A.S. in January 2016. The loan to be extended under the CACIB Facility Agreement will be funded on or about the delivery date of the aircraft and will be secured by a first-priority security interest in the aircraft. Bank of Utah will act as security trustee. The loan will amortize quarterly on a mortgage-style basis, with the senior loan having a 12-year term and the junior loan having a 7-year term. The senior loan will bear interest payable quarterly on a floating rate basis, provided that we may elect in advance of delivery a fixed rate basis. The senior floating rate loan will bear interest at a rate of 3-month LIBOR plus 1.75%, and the junior loan will bear interest fixed at 6.50% per annum. A fixed rate senior loan, if elected by us, will bear interest based on the sum of (i) the applicable LIBOR swap rate and (ii) the applicable senior margin. The senior loan is not prepayable prior to the third anniversary of the advance date and at par thereafter, subject to payment of termination fees. The junior loan is prepayable at any time, however, it must be repaid pro-rata with the senior loan for two years from the advance date and is subject to a prepayment fee. The closing of the loan will be subject to delivery and possession of the aircraft, execution and delivery of related loan and aircraft delivery documents and other customary conditions for transactions of this type. In addition, the loan will be cross-defaulted and cross-collateralized to the loans for the two aircraft scheduled for delivery to the Company in May 2016 and June 2016, and each loan will include customary terms and provisions for transactions of this type, including covenants regarding maintenance, operation, registration, liens and insurance with respect to the aircraft, as well as defaults relating to payment and performance of loan obligations.

We entered into an Aircraft Lease Agreement, dated as of October 28, 2015, or the Lease Agreement, with VX 2016-1 LLC, a Delaware limited liability company, which is a special purpose entity, or the 2016 Lessor, established to allow us to obtain financing for two Airbus A320-214 aircraft scheduled for delivery under our purchase agreement with Airbus S.A.S. in May 2016 and June 2016. Massachusetts Mutual Life Company and its affiliates, as initial senior purchasers, and TAF Funding Limited, as initial junior purchaser, are purchasing up to $80 million of notes issued by the 2016 Lessor pursuant to a Note Purchase Agreement dated as of October 28, 2015, or the MassMutual Note Purchase Agreement. Each note under the MassMutual Note Purchase Agreement will be issued on or about the delivery date of each aircraft and will be secured by a first-priority security interest in the aircraft. Bank of Utah will act as security trustee. Each note will amortize quarterly on a mortgage-style basis, with senior notes having a 12-year term and junior notes having a 7-year term. Notes will bear interest payable quarterly on a fixed rate basis based on the sum of (i) the applicable LIBOR swap rate and (ii) the applicable senior or junior margin. Each note is prepayable at any time, subject to payment of prepayment fees, as applicable. The closing of each note issuance will be subject to delivery and possession of the aircraft, execution and delivery of related note and aircraft delivery documents and other customary conditions for transactions of this type. In addition, the note for each aircraft will be cross-defaulted and cross-collateralized to the financings for the aircraft scheduled for delivery to us in January 2016, and the financing documents will include customary terms and provisions for transactions of this type, including covenants regarding maintenance, operation, registration, liens and insurance with respect to the aircraft, as well as defaults relating to payment and performance of note obligations.

We entered into a Facility Agreement, dated as of October 28, 2015, or the Bank of America Facility Agreement, with, among others, Bank of America, N.A., as Tranche A Loan Participant, and Bank of America, N.A., as Tranche B Loan Participant, providing for up to $40 million of debt financing for an Airbus A320-214 aircraft scheduled for delivery under our existing purchase agreement with Airbus S.A.S. in April 2016. The loan to be extended under the Bank of America Facility Agreement will be funded on or about the delivery date of the aircraft and will be secured by a first-priority security interest in the aircraft. Bank of Utah will act as security trustee. The loan will amortize quarterly on a mortgage-style basis, with the senior loan having a 12-year term and the junior loan having a 7-year term. The senior loan will bear interest payable quarterly on a floating rate basis, provided that we may elect in advance of delivery a fixed rate basis. The senior floating rate loan will bear interest at a rate of 3-month LIBOR plus 1.75%, and the junior loan will bear interest fixed at 6.59% per annum. A fixed rate senior loan, if elected by us, will bear interest based on the sum of (i) the applicable LIBOR swap rate, (ii) the applicable senior margin and (iii) a credit margin of 0.11%. The senior loan and junior loan is not prepayable prior to the third anniversary of the advance date and at par thereafter, subject to payment of termination fees. The closing of the loan will be subject to delivery and possession of the aircraft, execution and delivery of related loan and aircraft delivery documents and other customary conditions for transactions of this type. In addition, the loan will include customary terms and provisions for transactions of this type, including covenants regarding maintenance, operation, registration, liens and insurance with respect to the aircraft, as well as defaults relating to payment and performance of loan obligations.

The foregoing descriptions of the CACIB Facility Agreement, the Lease Agreement, the MassMutual Note Purchase Agreement and the Bank of America Facility Agreement are qualified in their entirety by reference to the CACIB Facility Agreement, the Lease Agreement, the MassMutual Note Purchase Agreement and the Bank of America Facility Agreement, copies of which will be filed as exhibits to our annual report on Form 10-K for the year ending December 31, 2015.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2015

VIRGIN AMERICA INC.
By: /s/ Peter D. Hunt
Peter D. Hunt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of Virgin America Inc.	8-K	3.1	11/19/14

3.2	Amended and Restated Bylaws of Virgin America Inc.	8-K	3.2	11/19/14

10.1†	Amendment to Payment Processing Support Services Agreement, effective as of October 1, 2015, by and between Elavon, Inc. and Virgin America Inc.				X

10.2	Aircraft Lease Agreement, dated October 5, 2015, between VX 2015 LLC and Virgin America Inc.				X

10.3	Note Purchase Agreement, dated October 5, 2015, among VX 2015 LLC, the Purchasers (defined therein), New York Life Insurance Company, Investec Bank plc and Bank of Utah				X

10.4	Omnibus Amendment No. 1, dated October 5, 2015, among VX 2015 LLC, the Purchasers (defined therein), New York Life Insurance Company, Investec Bank plc, Virgin America Inc. and Bank of Utah				X

10.5	Omnibus Amendment No. 1, dated October 5, 2015, among Virgin America Inc., each Loan Participant (defined therein), BNP Paribas, New York Branch, Investec Bank plc and Bank of Utah				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
**	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Virgin America Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.