Form 10-K
period 2015-12-31
Virgin America Inc.
filed 2016-02-29
CIK 1614436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $510.0 million.

As of February 19, 2016, the registrant had 44,562,939 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field (DAL), to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient, single fleet type consisting of Airbus A320—family aircraft. As of December 31, 2015, we provided service to 23 airports in the United States and Mexico with a fleet of 57 narrow-body aircraft. In December 2015, we accepted delivery of our 58th aircraft which went into service subsequent to year end. In February 2016, we accepted delivery of two aircraft that will go into service in 2016, and we anticipate taking delivery of three additional A320 aircraft prior to June 30, 2016. We expect to end 2016 with 63 total A320-family aircraft in our operating fleet.

Leveraging the reputation of the Virgin brand, a global brand founded by Sir Richard Branson, we target guests who value the experience associated with Virgin and the high-quality product and service that we offer. We have won numerous awards for our product, including Best Domestic Airline in Travel + Leisure Magazine’s World’s Best Awards and Best U.S. Airline in Condé Nast Traveler Magazine’s Readers’ Choice Awards for the past eight consecutive years.

We were incorporated in the state of Delaware in 2004. Our corporate address is 555 Airport Boulevard, Burlingame, California, and our telephone number is (650) 762-7000. Our internet address is www.virginamerica.com, and you may access free of charge at our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the Securities and Exchange Commission, or the SEC, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

The Virgin America Business Model

We believe our business model, which combines a premium product and guest experience with a competitive cost structure, is distinctive within the domestic airline industry. We seek to achieve higher revenue per available seat mile, or RASM, than that of any other low-cost carriers, or LCCs, while maintaining a cost structure lower than that of the legacy airlines and competitive with that of other LCCs.

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

Within the cabin, we offer three levels of service: First Class, Main Cabin Select, which is our premium economy product, and Main Cabin. Some highlights of our service levels include the following:

First Class:

•	Exclusive, eight-seat cabin with a dedicated inflight teammate to provide a high level of attention and service;

•	Custom-designed 165 degree reclining leather seat with massage functions;

•	55 inches of pitch between rows—one of the most spacious First Class configurations in the U.S. domestic market;

•	Complimentary gourmet meals (on most flights) and alcoholic and non-alcoholic beverages with linen table service;

•	Individual Red inflight entertainment system;

•	Unlimited complimentary on-demand movies and premium television programs;

•	Complimentary live television;

•	Two free checked bags; and

•	Priority boarding and priority security access.

Main Cabin Select:

•	38 inches of pitch, providing generous leg room;

•	Individual Red inflight entertainment system at every seatback;

•	Complimentary on-demand movies and premium television programs on our Red inflight entertainment system;

•	Complimentary live television;

•	Complimentary Main Cabin meals (on most flights), snacks and alcoholic and non-alcoholic beverages;

•	One free checked bag; and

•	Priority boarding and priority security access.

Main Cabin:

•	32 or 33 inches of pitch—one of the most spacious economy configurations in the U.S. domestic market;

•	Individual Red inflight entertainment system at every seatback;

•	Complimentary live television;

•	Power outlets adjacent to every seat;

•	On-demand movies and premium television programs available for purchase;

•	A variety of fresh meals (on most flights), snacks and alcoholic and premium non-alcoholic beverage offerings available for purchase on demand;

•	Complimentary non-alcoholic beverages; and

•	The ability to purchase reserved seating near the front of the Main Cabin, priority boarding and priority security access with our Express product.

Cost Structure

We employ disciplined strategies to maintain a competitive cost structure. Our CASM was 10.66 cents in 2015. On a stage-length adjusted basis, our CASM was competitive within the industry and below that of legacy airlines. Key components of our low cost structure include the following:

•	Operating a modern, fuel-efficient single-aircraft fleet type of Airbus A320-family aircraft, with an average age of 6.3 years as of December 31, 2015, resulting in lower maintenance costs and common flight crew training across the entire fleet;

•	High aircraft utilization, which averaged 10.9 hours per aircraft day during 2015;

•	A long-haul network with an average flight length of over 1,400 miles, which results in lower engine maintenance costs over the life of the aircraft and a lower overall CASM generally as compared to a network with a shorter average flight length;

•	Point-to-point operations, avoiding the complexities and inefficiencies of a hub-and-spoke system;

•	Our productive and engaged workforce;

•	The strategic use of outsourcing for non-core activities, such as certain airport ground handling functions, many maintenance functions and call center activities; and

•	Lean overhead structure in information technology, finance, human resources and planning that is scalable and can be leveraged as we continue to grow.

The productivity of our workforce contributes significantly to our competitive cost structure. Our long-haul network provides a naturally efficient environment for crew scheduling. In 2015, our pilots flew an average of 62 block hours per month. Over the same period, our inflight teammates flew an average of 63 block hours per month.

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

This business model enables us to compete effectively with other LCCs by generating, on average, higher stage-length adjusted RASM but at a stage-length adjusted CASM competitive with that of other LCCs and lower than that of legacy airlines.

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

Established Presence in Los Angeles and San Francisco. We have built our network around the Los Angeles and San Francisco metropolitan areas, the second- and third-largest domestic air travel markets, respectively, in the United States in 2015. We believe that these two markets, with a combined population of approximately 27 million people and strong economic bases in the technology, media and entertainment industries, serve as an excellent platform for long-term growth. Los Angeles and San Francisco both have large populations of technologically savvy, entrepreneurial and innovative individuals who we believe value our brand and premium guest experience. We have made significant investments in these key markets since 2010, and as of December 31, 2015, we provided service to 19 destinations from Los Angeles and 22 destinations from San Francisco. These destinations include eight of the top ten domestic destinations served from Los Angeles International Airport (LAX) and nine of the top ten domestic destinations served from San Francisco International Airport (SFO), based on passenger volume. This investment provides greater network coverage across North America for travelers from these two focus markets, and we expect that this investment will allow us to continue to grow by leveraging the loyal guest base that we have established in each market.

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

Route Network

We served 23 airports throughout North America as of December 31, 2015. The majority of our routes operate to and from our focus cities of Los Angeles and San Francisco, with a smaller presence located at Dallas Love Field (DAL). Our current network is a mix of long-haul, transcontinental service combined with short-haul West coast service and select Mexico leisure destinations. Below is a route map of our network.

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

Our future network plans include growing from our focus cities of Los Angeles and San Francisco to other major markets in North America. By continuing to add destinations in select markets from Los Angeles and San Francisco, we can leverage our existing base of loyal guests and grow our share of revenue within these focus cities while also expanding our customer base as we gain new guests in these markets. In the fourth quarter of 2015, we obtained additional Federal Aviation Authority, or FAA, certification for extended twin-engine over-water operations which allowed us to add service from SFO to Honolulu International Airport (HNL) and Kahului Airport (OGG). We believe this Hawaii opportunity increased the diversity of our route network. We are scheduled to commence service to Denver (DEN) in March 2016, and we have announced service from Los Angeles to HNL and OGG to commence in the summer of 2016.

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

We currently have codeshare agreements with China Airlines, China Eastern Airlines, China Southern Airlines, Hawaiian Airlines, Singapore Airlines and Virgin Australia, and we plan to add additional codeshare partners in the future, focusing on Asia/Pacific partnership opportunities. We also have interline agreements with 29 additional airlines. Interline agreements allow guests to create itineraries connecting from one airline to another but are more limited in scope than codeshare agreements. Our commercial partnerships contribute to our RASM growth by adding incremental international and domestic guests and revenue and by providing international network opportunities to our existing guests.

Ancillary and Other Revenue

While some of our product features are included in our base pricing, we have unbundled certain ancillary features that our guests separately value. Major ancillary revenue products include checked baggage fees, ticket change fees and our Express product providing reserved seating near the front of the Main Cabin, priority boarding and security access. Guests also pay a reservation fee if they choose to make their reservation through our call center. Additionally, we market certain products from our partners such as travel insurance on our website and recognize revenue in connection with our co-branded credit card program. We also promote and sell products in-flight to enhance the guest experience, including meals, snacks, alcoholic and premium non-alcoholic beverages, on-demand current-run movies and premium television programs, headphones and sleep kits. In June 2015, we transitioned to a new Sabre platform, called Electronic Miscellaneous Document, or EMD, which enabled the sale of Virgin America ancillary products through global distribution systems. In 2015, other revenue, of which the majority represents the ancillary revenue items noted above, represented 10.9% of our total revenue.

Guest Loyalty Program

We maintain an extensive guest loyalty program called the Elevate® frequent flyer program. Our guests earn points for purchasing travel that are redeemable for travel rewards throughout our network and the networks of our partners. We were the first U.S. airline to adopt a loyalty program based on the value of ticket purchases. The number of points that guests earn is tied directly to the purchase price of the ticket; likewise, guests may redeem Elevate points for any fare within our inventory, without any blackout dates, because our rewards pricing is variable. Elevate members with Gold or Silver status enjoy earning bonus Elevate points on purchases, advance access to purchase upgrade options, complimentary upgrades to Main Cabin Select on a space-available basis, free checked bags and priority check-in boarding and security access. At the end of 2015, we had approximately 3.9 million Elevate members, which represented an 12.9% increase over the end of 2014.

We maintain partnerships with other companies through our Elevate program. Companies purchase Elevate points from us to reward their own customers. We benefit from the direct sale of Elevate points as well as additional loyalty from guests that earn points through these other channels. Our most significant third-party Elevate relationship is our co-branded consumer credit card issued by Alliance Data Services, or ADS. The ADS program provides enhanced features to our Elevate members such as point accumulation, free first checked bag, waived change fees and various discounts for companion travel and inflight purchases.

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

We sell our product through three primary distribution channels: our website, our outsourced call center and third parties such as travel agents who access us through GDS (e.g., Amadeus, Sabre and Travelport), and select online travel agents, or OTAs (e.g., Orbitz and Travelocity). We use our website as the primary platform for ticket sales, and approximately 60% of our total tickets sold in 2015 were through direct internet bookings using our website.

We also have a dedicated sales team that focuses on corporate and travel agent accounts. We focus on this segment because corporate accounts and agencies booking through GDS generated average fares 41% higher than those generated through other channels in 2015.

Teammates

We believe maintaining a positive relationship with our teammates is a valuable part of our culture. We believe our relationship with our workforce allows us a highly productive working environment that benefits both the company and our teammates.

At December 31, 2015, our active teammates consisted of 639 pilots, 928 inflight teammates (whom other airlines refer to as flight attendants), 678 guest services teammates, 128 maintenance technicians and 592 management and other personnel. Our inflight teammates, voted for representation by the Transport Workers Union on August 13, 2014, and our pilots, voted for representation by the Air Line Pilots Association on June 4, 2015. We are currently in the beginning stages of negotiating collective bargaining agreements with both of these parties. None of our other teammates are represented by a union organization.

Competition

The airline industry is highly competitive. The principal competitive factors in the airline industry are the fare and total price, flight schedules, product and passenger amenities, customer service, number of routes served from a city, fleet type, safety record and reputation, code-sharing relationships and frequent flier programs. Our competitors and potential competitors include traditional legacy airlines, LCCs and ultra-low-cost carriers, or ULCCs. We typically compete in markets served by traditional legacy airlines and LCCs and, to a lesser extent, ULCCs.

Our principal competitors on domestic routes are Alaska Airlines, American Airlines, Delta Air Lines, Hawaiian Airlines, JetBlue Airways, Spirit Airlines, Southwest Airlines and United Airlines. Our principal competitive advantages are our premium product and brand, distinctive culture and low cost structure. We believe our business model enables us to compete effectively with other LCCs by generating, on average, higher stage-length adjusted RASM but at a stage-length adjusted CASM competitive within the industry and lower than that of legacy airlines.

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

Operational Performance

Operational reliability is paramount to success in the airline industry. We strive to achieve high levels of operational performance through careful planning of our flight schedules, an extensive maintenance reliability program and the use of an operating spare aircraft and spare engines. For both 2015 and 2014, we were the top-ranked airline in the Airline Quality Rating, an annual analysis of airline performance conducted by Wichita State University and Embry-Riddle. The U.S. Department of Transportation, or DOT, publishes statistics regarding measures of customer satisfaction for domestic airlines and can assess civil penalties for failure to comply with certain customer service obligations. Our domestic performance under customer service measures for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
On-Time Performance (1)	79.9%	81.5%
Completion Factor (2)	99.1%	99.4%
Mishandled Baggage (3)	0.84	0.95

(1)	Percentage of our scheduled flights operated by us on-time (within 15 minutes).
(2)	Percentage of our scheduled flights operated by us, whether or not delayed (i.e., not canceled).
(3)	Our incidence of delayed, mishandled or lost baggage per 1,000 passengers.

Aircraft Fuel

Aircraft fuel is our largest expense representing 25.7% of our total operating costs in 2015. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. We use a third-party fuel management vendor to procure most of our fuel. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2015	2014	2013
Gallons consumed (millions)	169	162	159
Total cost (millions)	$348	$499	$507
Average price per gallon	$2.06	$3.08	$3.18
Percent of operating expenses	25.7%	35.8%	37.7%

Total cost and average price per gallon each include related fuel fees and taxes as well as effective fuel-hedging gains and losses.

We maintain an active fuel hedging program to reduce our exposure to sudden, sharp increases in fuel prices. Historically, we have entered into a variety of hedging instruments, such as forward swaps, options and collar contracts on jet fuel and highly correlated commodities such as heating oil and crude oil. In 2015, we eliminated the use of call options and collars from our fuel hedging program and utilized forward swaps to lock in future fuel purchase prices. There were no heating oil collars or Brent call options outstanding as of December 31, 2015.

We also use fixed forward price contracts, or FFPs, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods.

Maintenance and Repairs

We have an FAA mandated and approved maintenance program, which is administered by our technical operations department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft.

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

The price of aircraft fuel may be high or volatile. The cost of aircraft fuel is highly volatile and has been our largest individual operating expense, accounting for 25.7%, 35.8% and 37.7% of our operating expenses for 2015, 2014 and 2013, respectively. High fuel costs or increases in fuel costs (or in the price of crude oil) could materially adversely affect our business. Since August 2014, the price of jet fuel has fallen substantially, which benefits us by lowering our expenses. However, because fuel prices are highly volatile, the price of jet fuel may increase significantly at any time. We may be more susceptible to fuel price volatility than most of our competitors since fuel represents a larger proportion of our total costs due to the longer average stage length of our flights.

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

We have a limited operating history and have recorded only three years of profit, and we may not sustain or increase profitability in the future.

We have a history of losses and only a limited operating history upon which you can evaluate our business and prospects. While we recorded an annual profit in 2013, 2014 and 2015, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or an annual basis. In turn, this may cause the trading price of our common stock to decline and may materially adversely affect our business.

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

Most of our current flights operate from our two focus cities of Los Angeles and San Francisco. In 2015, passengers to and from LAX and to and from SFO accounted for 43.6% and 57.5% of our total passengers. We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft and ground facilities and to leverage sales and marketing efforts in those regions. As a result, we are highly dependent on the LAX and SFO markets.

At LAX, we have the preferential use of six airport gates and shared access with other airlines to additional common-use gates. At SFO, we have preferential access to eight Terminal Two gates and shared access with other airlines to additional common-use gates. As gate space is limited at both LAX and SFO, we cannot assure you that our gate access at each airport is capable of handling our planned growth in operations for the next several years.

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

Our credit card processors have the right to impose holdbacks, which could have a material adverse effect on our business.

Most of our tickets are sold to customers using credit cards as the form of payment. Our credit card processors have rights in their agreements to hold back receivable monies related to tickets sold for future travel services (i.e., a “holdback”). Any related holdback is remitted to us shortly after the customer travels. Holdbacks are commonly imposed on newer or less creditworthy airlines. Previously, we had significant holdback requirements with our two primary credit card processors, Elavon Inc. for Visa/MasterCard and American Express. In connection with our IPO in November 2014, the Virgin Group obtained a $100.0 million letter of credit on our behalf, which was issued to our credit card processors in order to release $100.0 million of our credit card holdbacks.

In the second quarter of 2015, Elavon agreed to reduce the Company’s holdback to zero percent and American Express agreed to remove the letter of credit requirement, effectively reducing our holdback to zero. Elavon and American Express each have the right to restore the holdback in the future depending on our financial performance. Any re-imposition of our holdbacks by Elavon or American Express will immediately and negatively impact our liquidity, which may materially adversely affect our business.

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

The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease 53 of our 60 aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. In December 2015, we entered into agreements to lease ten Airbus A321neo aircraft, beginning the first quarter of 2017 through the third quarter of 2018. Under these agreements, we are obligated to make fixed rent payments as we take delivery of these aircraft. As of December 31, 2015, we had undiscounted future operating lease obligations of approximately $2.0 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines (with certain rights to cancel some of these commitments by forfeiting pre-delivery payments) from Airbus and CFM for delivery over the next seven years. Under those agreements, we are obligated to make pre-delivery payments, or PDPs, to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with three aircraft scheduled for delivery between April 2016 and June 2016 that are non-cancelable and 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.

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

As of December 31, 2015, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.3 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.

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

In addition, the terms of our lease agreements for our existing 53 leased aircraft require us to pay supplemental rent, also known as maintenance reserves, to our lessor in advance of the performance of major maintenance, resulting in our recording significant aircraft maintenance deposits on our consolidated balance sheet. However, the payments made after the final qualifying major engine maintenance event during the lease term are generally fully expensed, as the majority of these amounts are not reimbursable from the lessor. As such, it will result in both additional rent expense and depreciation and amortization expense for previously capitalized maintenance being recorded in the period after the final qualifying major engine maintenance event and just prior to the termination of the lease. We have made key assumptions around the timing and cost of future maintenance events to record these supplemental rent payments as aircraft maintenance deposits on our balance sheet. Modifications to these assumptions in future periods could result in significant adjustments to the amount of aircraft maintenance deposits recorded on our balance sheet. For example, in 2015, we recorded an adjustment to reduce our aircraft maintenance deposits by $36.1 million after revising key estimates related to the timing of replacing engine life-limited parts on a portion of our leased fleet.

Our ability to obtain financing or access capital markets may be limited.

We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and CFM International, or CFM. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our growth and operations.

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

Our operations may be materially adversely affected by factors beyond our control, including severe weather conditions, natural disasters and the outbreak of disease. Severe weather conditions, such as winter snowstorms, hurricanes or other weather events, can cause flight cancellations, turbulence or significant delays that may result in increased costs and reduced revenue. Also, our two focus cities, Los Angeles and San Francisco, and our headquarters in Burlingame, California, are located on or near active seismic faults, and an earthquake could occur at any time, which could disrupt our operations at those locations. Similarly, outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, the Ebola virus and the Zika virus could significantly reduce demand for passenger traffic and result in travel restrictions. Any interruption in our ability to operate flights or reduction in airline passenger demand because of such events could have a material adverse effect on our business.

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

As of December 31, 2015, the Virgin Group and Cyrus Holdings owned approximately 18.3% and 27.9% of our outstanding voting common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could delay or prevent a change in control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members or executive officers.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, related rules implemented or to be implemented by the SEC and the listing rules of the NASDAQ Global Select Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

We are required to assess our internal control over financial reporting on an annual basis, and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we review, document and test our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in implementing any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and litigation, any of which would materially adversely affect our business.

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

We completed our IPO in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through December 31, 2015, the reported sale price of our common stock has fluctuated between $26.50 and $45.43 per share. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Cyrus Holdings and the Virgin Group collectively held an aggregate of 17,411,888 shares of our voting common stock, or 46.3% of our voting common stock outstanding, and 54.5% of the total outstanding equity interests in our company as of December 31, 2015 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.

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

As of December 31, 2015, non-U.S. citizens owned, in the aggregate, 8,051,873 shares of voting common stock and 14,904,611 shares of outstanding common stock (representing approximately 21.4% of the total voting rights and approximately 33.5% of the total outstanding equity interests in our company, respectively).

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

We may use our capital to finance the further development and expansion of our business and not distribute cash to our stockholders.

We maintain certain levels of unrestricted cash. Any determination regarding the use of such capital is in the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant. In the past, we have not declared or paid cash dividends on our common stock or offered a stock repurchase program. We cannot assure you that capital, if any, would be returned to our stockholders through cash dividends or a stock repurchase program in the future, and instead, we could retain our unrestricted cash to reduce leverage, purchase assets, finance the further development and expansion of our business or address certain business occurrences or trends, including but not limited to, terrorist events, fuel price increases or economic recessions.

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

We incurred significant cumulative net taxable losses through 2015. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. If a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change in the equity ownership of certain stockholders over a rolling three-year period) under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs and other pre-change tax attributes to offset future taxable income or taxes may be limited.We may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control), including in connection with sales of our common stock by Cyrus Capital or the Virgin Group. This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

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

We have a fleet of 60 Airbus single-aisle aircraft, consisting of ten Airbus A319s and 50 Airbus A320s. As of December 31, 2015, we had 57 aircraft in service and one aircraft delivered in December 2015 that was expected to go into service in 2016. The average age of the fleet was 6.3 years at December 31, 2015. We additionally took delivery of two additional aircraft in February 2016, which we expect to go into service in 2016. Our Airbus A319 aircraft accommodate 119 guests, and our Airbus A320 aircraft accommodate 146-149 guests. We financed 53 of our aircraft under operating leases and purchased five aircraft during 2015 and two aircraft in 2016 using debt facility agreements and our cash resources. We also had five spare engines on hand at December 31, 2015, four of which were leased under operating lease contracts and one of which was purchased in 2015. We expect to finance our fifth and sixth spare engines, the latter of which is expected to be purchased mid-year 2016, through similar debt facility agreements. Refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form-10-K for more information about our debt agreements.

We plan to grow our fleet with additional Airbus A320-family aircraft, and we currently have an order with Airbus for three Airbus A320 aircraft to be delivered between April and June 2016, and 30 Airbus A320 new engine option, or A320neo, aircraft to be delivered between 2020 and 2022. We have an option to cancel our Airbus A320neo positions up to three years in advance of delivery in groups of five aircraft, but we could incur a loss of pre-delivery payments and credits as a cancellation fee. Twenty-six of our existing operating leases will expire between 2019 and 2022, and we believe there will be an opportunity to extend these leases at a reduced lease rate or to replace them with new or used Airbus A320-family aircraft. During 2015 we signed an extension for one of our lease agreements that was scheduled to terminate in 2016. We also signed lease agreements for 10 Airbus A321neo aircraft to be delivered in 2017 and 2018. Although we expect to grow our fleet as we increase our flights on our existing route network and expand our route network to new markets, we are only committed to grow to 73 aircraft. As a result, our fleet plan provides significant flexibility.

Our Airbus A320 aircraft deliveries in 2015 and 2016 are equipped with sharklets, a new wingtip device that we believe will create up to 3.0% additional fuel efficiency as compared to A320 aircraft not equipped with sharklets. In addition to lowering our average fuel cost per flight, the sharklets provide increased range. This reduces technical stops on our transcontinental flights that occasionally occur during specific weather patterns, and helped contribute to our ability to begin operations to the state of Hawaii.

Our Airbus A321neo aircraft deliveries in 2017 and 2018 are powered by CFM International LEAP-1A engines and we believe such aircraft are up to 15.0% more fuel efficient than comparable current engine option (ceo) A320-family aircraft. These aircraft are expected to accommodate 185 guests, which we believe will allow us to take advantage of additional revenue opportunities on some of our high-demand transcontinental routes, as well as add new, longer-range routes.

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

At SFO, we have preferential access to eight Terminal Two gates and shared access with other airlines to additional common-use gates. Currently, the FAA has not imposed or proposed to impose take-off and landing restrictions at SFO, and we believe that the facility is capable of handling our planned growth of operations. We cannot assure you that the FAA would not impose take-off and landing restrictions at SFO in the future. Additionally, under our SFO lease, SFO has reserved the right to reevaluate the airlines’ collective utilization of the airport facilities, and to impose minimum usage standards on the airlines in order for each airline to maintain preferential gates. If we are unable to meet future minimum usage standards, we cannot assure you that we will continue to have preferential access to eight Terminal Two gates.

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

Our common stock has been traded on the NASDAQ Global Select Market under the symbol VA since our initial public offering, or IPO, on November 14, 2014. The table below shows the high and low sales prices for our common stock for each full quarter and interim periods since that date. Prior to our IPO, there was no public market for our common stock.

	Low	High
2015 Quarter Ended
December 31	$32.37	$38.36
September 30	26.74	37.76
June 30	27.00	32.36
March 31	30.12	43.81
Fourth quarter of fiscal 2014 (November 14, 2014—December 31, 2014)	$26.50	$45.43

On February 18, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $30.53 per share.

As of February 18, 2016, there were 29 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

The following graph and accompanying table show the cumulative total return to stockholders of Virgin America’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the AMEX Airline Index from November 14, 2014 to December 31, 2015. The comparison assumes the investment of $100 in our common stock in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

Purchase of Equity Securities by the Issuer and Affiliated Purchases

None.

Recent Sales of Unregistered Securities

From January 1, 2015 through December 31, 2015, we did not sell or issue any unregistered securities.

Use of Proceeds from Initial Public Offering of Common Stock

On November 13, 2014, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-197660), as amended, filed in connection with our IPO of our common stock. Pursuant to the Registration Statement, we registered, issued and sold an aggregate of 13,106,377 shares of our common stock at a price to the public of $23.00 per share for aggregate gross offering proceeds of $301.4 million. In addition, pursuant to the Registration Statement, VX Employee Holdings, LLC, a Virgin America employee stock ownership vehicle that we consolidate for financial reporting purposes, sold 231,210 outstanding shares held by it at a price to the public of $23.00 per share for aggregate gross offering proceeds of $5.3 million, which were then immediately disbursed to our teammates. Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as managing underwriters of the offering.

There has been no material change in the planned use of proceeds from the offering as described in the Registration Statement and in our Annual Report on Form 10-K for the year ending December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2015 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	in thousands, except per share data
Consolidated Statements of Operations Data:
Operating revenues:
Passenger	$1,362,871	$1,334,088	$1,296,929	$1,215,178	$950,933
Other	166,713	155,879	127,749	117,659	86,175

Operating revenues	1,529,584	1,489,967	1,424,678	1,332,837	1,037,108

Operating expenses:
Aircraft fuel	347,676	499,102	507,035	537,501	417,815
Salaries, wages and benefits	289,635	257,367	196,477	176,216	138,276
Aircraft rent (1)	219,770	184,357	202,071	236,800	187,876

Landing fees and other rents	143,842	133,128	122,621	110,165	87,133
Sales and marketing	124,771	113,203	106,599	107,136	81,901
Aircraft maintenance	57,307	60,069	61,854	58,934	34,596
Depreciation and amortization	18,637	14,486	13,963	11,260	10,155
Other operating expenses	150,707	131,840	133,177	126,558	106,752

Total operating expenses	1,352,345	1,393,552	1,343,797	1,364,570	1,064,504
Operating income (loss)	177,239	96,415	80,881	(31,733)	(27,396)

Other expense:	(9,089)	(35,127)	(70,420)	(113,640)	(72,993)

Net income (loss) before income tax	168,150	61,288	10,461	(145,373)	(100,389)
Income tax expense (benefit) (2)	(172,387)	1,179	317	15	14

Net income (loss)	$340,537	$60,109	$10,144	$(145,388)	$(100,403)

Net income (loss) per share:
Basic	$7.82	$8.42	$5.60	$(207.20)	$(143.09)

Diluted	$7.66	$7.13	$3.68	$(207.20)	$(143.09)

Shares used in per share calculation:
Basic	43,547	6,176	702	702	702
Diluted	44,466	7,470	1,647	702	702

(1)	Year ended December 31, 2015 includes $36.1 million additional expense related to the change in estimate on expected supplemental rent payments associated with future maintenance events.
(2)	Year ended December 31, 2015 includes $173.5 million tax benefit related to the valuation allowance reversal.

The following table presents our historical selected consolidated balance sheet data for the periods presented:

	As of December 31,
	2015	2014	2013	2012	2011
	in thousands
Consolidated Balance Sheet Data:
Cash and cash equivalents	$496,349	$394,643	$155,659	$76,018	$159,815
Total assets	1,568,531	987,585	700,996	511,022	505,644
Long-term debt, including current portion	307,741	129,687	747,431	857,034	726,954
Convertible preferred stock	—	—	21,406	21,406	21,406
Total stockholders’ equity (deficit)	808,147	459,253	(384,027)	(630,924)	(484,473)

OPERATING STATISTICS

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Statistics (unaudited): (1)
Available seat miles—ASMs (millions)	12,691	12,240	12,243	12,514	9,853
Departures	62,719	58,432	58,215	56,362	44,696
Average stage length (statute miles)	1,413	1,466	1,474	1,567	1,571
Aircraft in service (end of period)	57	53	53	52	44
Fleet utilization (block hours per day)	10.9	10.8	10.8	11.6	12.1
Passengers (thousands)	7,036	6,507	6,329	6,219	5,030
Average fare	$193.69	$205.02	$204.91	$195.38	$189.05
Yield per passenger mile (cents)	13.06	13.24	13.21	12.26	11.82
Revenue passenger miles—RPMs (millions)	10,436	10,074	9,814	9,912	8,034
Load factor	82.2%	82.3%	80.2%	79.2%	81.5%
Passenger revenue per available seat mile—PRASM (cents)	10.74	10.90	10.59	9.71	9.64
Total revenue per available seat mile—RASM (cents)	12.05	12.17	11.64	10.65	10.53
Cost per available seat mile—CASM (cents)	10.66	11.38	10.98	10.90	10.80
CASM, excluding fuel (cents)	7.92	7.30	6.83	6.61	6.56
CASM, excluding fuel and profit sharing (cents)	7.75	7.19	6.82	6.61	6.56
Fuel cost per gallon	$2.06	$3.08	$3.18	$3.32	$3.24
Fuel gallons consumed (thousands)	169,010	161,791	159,326	161,404	128,852
Teammates (FTE)	2,658	2,492	2,482	2,395	2,002

(1)	See “Glossary of Airline Terms” following “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K for definitions of terms used in this table.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient, single fleet type. As of December 31, 2015, we provided service to 23 airports in the United States and Mexico with a fleet of 57 narrow-body aircraft. We also took delivery of one aircraft in December 2015 that went into service subsequent to year end and took delivery of two additional aircraft in February 2016.

2015 Highlights

2015 marked our highest level of profitability since we commenced revenue operations in 2007, with net income of $340.5 million. This represents an increase of $280.4 million over net income of $60.1 million in 2014. Our 2015 results include a $173.5 million gain to reverse a valuation allowance against our deferred tax assets, as well as a $36.1 million expense to write-off aircraft maintenance deposits under leases where we no longer expect to perform certain maintenance events during the lease term. Excluding these two items, our net income would have been $203.2 million. Highlights for 2015 include the following:

•	PRASM for 2015 decreased by 1.5%—a smaller decline than the industry average domestic PRASM decline of 4.5%;

•	RASM for 2015 decreased by 1.0% as compared to 2014, to 12.05 cents;

•	CASM decreased 6.3% as compared to 2014, primarily a result of declining fuel prices;

•	Our average cost per gallon to purchase fuel declined 33.1% in 2015, to $2.06 per gallon;

•	CASM excluding fuel and profit sharing expense increased 7.8% from 2015, primarily from increases in pay and benefits that we implemented in April 2015 as well as the $36.1 million adjustment to aircraft maintenance deposits, which was recorded as aircraft rent expense;

•	Net other non-operating expense declined by 74.1% to $9.1 million due to conversion of the majority of our debt into equity in connection with our initial public offering, or IPO, in November 2014, as well as the elimination of a letter of credit facility in June 2015;

•	We launched service from San Francisco to Honolulu and Maui, Hawaii in the fourth quarter of 2015, and made other network changes during 2015 including adjustments to the markets we service from Dallas Love Field;

•	We continued to improve our product offering in 2015 by introducing an upgrade to our Red® in-flight entertainment system, as well as a new partnership with broadband and communications technology provider ViaSat Inc. to implement a new high-speed satellite based in-flight internet service on our 2015 and 2016 aircraft deliveries;

•	We signed an agreement to lease ten A321neo aircraft to be delivered in 2017 and 2018, continuing our long-term growth plan with new technology that we believe will provide up to 15.0% greater fuel efficiency as compared to comparable current engine option (ceo) A320-family aircraft.

We plan to take delivery of five A320 aircraft in the first half of 2016, three of which are on order with Airbus. We expect to have a total of 63 A320-family aircraft in our fleet by June 30, 2016, and anticipate that the final June 2016 delivery will enter service early in the third quarter of 2016. During 2015 we executed debt facility agreements to finance the majority of the purchase price of these aircraft.

2014 Recapitalization

In November 2014, immediately prior to the consummation of our IPO, we entered into a recapitalization agreement, or the 2014 Recapitalization Agreement, with the Virgin Group, Cyrus Capital and certain of our other security holders. In accordance with the terms of the 2014 Recapitalization Agreement, a portion of our related-party debt and accrued interest, or Related-Party Notes, with recorded value of $728.3 million were repaid by $156.5 million in cash and exchanged for a $50.0 million Post-IPO Note held by the Virgin Group. The Post-IPO Note was recorded at the estimated fair value of $38.5 million, calculated using an effective interest rate of 8.5% at the time of the issuance, determined based on an estimated market rate for unsecured instruments with similar terms. The remainder of the Related-Party Notes were exchanged for 22,159,070 shares of our common stock based on the IPO offering price and the remaining outstanding contractual value of the debt, except for principal and accrued interest under certain Related-Party Notes, which were converted at a premium of 117% of the outstanding contractual value. The application of the premium to these notes had the effect of effectively transferring common ownership between the two principal shareholders, Virgin Group and Cyrus Capital just prior to the IPO. In addition, 1,950,937 shares of convertible preferred stock and Class A, Class A-1, Class B and Class G common stock were converted into shares of common stock on a one-to-one basis. Outstanding related-party warrants, or Related-Party Warrants, to purchase 26,067,475 shares of our common stock were exchanged without receipt of cash consideration for 5,742,543 shares of our common stock and the remaining Related-Party Warrants to purchase an aggregate of 16,175,126 shares of our common stock were canceled in their entirety.

2013 Recapitalization

In May 2013, we, the Virgin Group and Cyrus Capital agreed to modify and exchange a portion of our then outstanding related-party debt. The Virgin Group and Cyrus Capital reduced $318.4 million of our related-party debt and reduced the interest rates ranging from 15.0% to 20.0% on certain of our remaining related-party debt to 5.0% per year in exchange for the issuance of $75.0 million of new debt and certain Related-Party Warrants. We recognized a $150.5 million restructuring gain resulting from the application of guidance for troubled debt restructuring as a capital contribution with a direct increase in additional paid-in-capital due to the debt being issued to related parties. In addition, we also recorded Related-Party Warrants at fair value of $83.4 million on the date of issuance as a reduction to the carrying amount of the related-party debt and a corresponding increase to stockholders’ equity.

We also amended substantially all of our lease agreements with our existing aircraft lessors to reduce monthly base rent and/or maintenance reserve payments through monthly cash rent rebates. Under some of our leases, we also extended the lease terms by three to five years.

For more information, see Notes 2, 7 and 9 to the Consolidated Financial Statements.

Results of Operations

2015 Compared to 2014

In 2015, we had net income of $340.5 million compared to net income of $60.1 million in 2014. Our operating income of $177.2 million for 2015 increased by $80.8 million, or 83.8%, compared to 2014. Our net income for 2015 includes a tax benefit of $173.5 million resulting from the release of our valuation allowance, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” Our operating margin increased by 5.1 points to 11.6% in 2015 as compared to 6.5% in 2014.

Our operating capacity, as measured by ASMs, increased by 3.7% for 2015 as compared to 2014 as we began expanding our fleet with four new Airbus A320 aircraft going into service during the second half of the year. Our number of passengers increased by 8.1% in 2015 as compared to 2014, while our yield decreased by 1.4% year over year.

Our CASM decreased by 6.3% to 10.66 cents for 2015 as compared to 11.38 cents for 2014. This was primarily a result of a decrease in aircraft fuel cost, partially offset by increased salaries, wages and benefits, aircraft rent, and marketing expense costs.

Our interest expense for 2015 decreased by $26.7 million from the prior year period, primarily as a result of our 2014 Recapitalization.

Operating Revenues

	Year Ended December 31,		Change
	2015	2014	Amount		%
Operating revenues (in thousands):
Passenger	$1,362,871	$1,334,088	$28,783		2.2
Other	166,713	155,879	10,834		7.0

Total operating revenues	$1,529,584	$1,489,967	$39,617		2.7

Operating statistics:
Available seat miles (millions)	12,691	12,240	451		3.7
Revenue passenger miles (millions)	10,436	10,074	362		3.6
Average stage length (statute miles)	1,413	1,466	(53)		(3.6)
Load factor	82.2%	82.3%	(0.1	) pts
Total passenger revenue per available seat mile—PRASM (cents)	10.74	10.90	(0.16)		(1.5)
Total revenue per available seat mile—RASM (cents)	12.05	12.17	(0.12)		(1.0)
Yield (cents)	13.06	13.24	(0.18)		(1.4)
Average fare	$193.69	$205.02	$(11.33)		(5.5)
Passengers (thousands)	7,036	6,507	529		8.1

Passenger revenue for 2015 increased 2.2% from 2014 on a 3.7% increase in capacity, measured by ASMs. Full year 2015 PRASM decreased 1.5% as compared to 2014 to 10.74 cents. The year-over-year decrease in PRASM was principally driven by a 1.4% decrease in passenger yield. Total RASM for 2015 decreased 1.0% from 2014. Our PRASM declined modestly in 2015 due in part to the introduction of new service at Dallas Love Field, where fares have been extremely competitive since the elimination in 2014 of the Wright Amendment law that restricted service at Dallas Field, and also due to more competitive pricing generally throughout our network as airlines adjusted pricing strategies in a declining fuel cost environment. Our PRASM decline of 1.5% was less than the industry average domestic PRASM decline of 4.5%, as measured by the industry trade group Airlines for America.

The 7.0% increase in other revenue for 2015 from 2014 was primarily due to higher ancillary fee revenue from reserved seat assignments, priority boarding in our main cabin and change fees, as well as higher advertising and brand revenues from our credit card program. The increase in ancillary fee revenue was primarily driven by an 8.1% increase in passengers as well as higher fees for ancillary products.

Operating Expenses

	Year Ended December 31,		Change		Cost per ASM		Change
	2015	2014	Amount	%	2015	2014	%
					(in cents)
Operating expenses (in thousands):
Aircraft fuel	$347,676	$499,102	$(151,426)	(30.3)	2.74	4.08	(32.8)
Salaries, wages and benefits	289,635	257,367	32,268	12.5	2.28	2.10	8.6
Aircraft rent	219,770	184,357	35,413	19.2	1.73	1.50	15.3
Landing fees and other rents	143,842	133,128	10,714	8.0	1.13	1.09	3.7
Sales and marketing	124,771	113,203	11,568	10.2	0.98	0.92	6.5
Aircraft maintenance	57,307	60,069	(2,762)	(4.6)	0.45	0.49	(8.2)
Depreciation and amortization	18,637	14,486	4,151	28.7	0.15	0.11	36.4
Other operating expenses	150,707	131,840	18,867	14.3	1.20	1.09	10.1

Total operating expenses	$1,352,345	$1,393,552	$(41,207)	(3.0)	10.66	11.38	(6.3)

Operating statistics:
Available seat miles (millions)	12,691	12,240	451	3.7
Average stage length (statute miles)	1,413	1,466	(53)	(3.6)
Departures	62,719	58,432	4,287	7.3
Block hours	216,336	208,852	7,484	3.6
CASM (excluding fuel)	7.92	7.30	0.62	8.5
CASM (excluding fuel and profit sharing)	7.75	7.19	0.56	7.8
Fuel cost per gallon	$2.06	$3.08	(1.02)	(33.1)
Fuel gallons consumed (thousands)	169,010	161,791	7,219	4.5
Teammates (FTE)	2,658	2,492	166	6.7

Aircraft fuel

Aircraft fuel expense for 2015, which includes the effect of our fuel hedges, decreased by $151.4 million, or 30.3%, from 2014. The decrease was primarily due to a decrease of $1.02, or 33.1%, in the average fuel cost per gallon offset in part by a 4.5% increase in fuel consumption. The increased fuel consumption was primarily the result of a 3.6% increase in block hours from 2014.

We maintain an active fixed forward price contract, or FFP, and hedging program to reduce the impact of sudden, sharp increases in fuel prices. We enter into a variety of hedging instruments, such as forward swaps, options and collar contracts on jet fuel and highly correlated commodities such as heating oil and crude oil. We also use FFPs, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At December 31, 2015, we had entered into derivative hedging instruments and FFPs for approximately 35% of our then expected twelve-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the third quarter of 2016. Due to the impact of declining fuel prices, we recognized $41.2 million in fuel hedge losses in the year ended December 31, 2015, of which $1.9 million were unrealized gains for fuel hedges that will mature in 2016.

Salaries, wages and benefits

Salaries, wages and benefits expense for 2015 increased by $32.3 million, or 12.5%, from 2014. Salaries and wages, in particular for flight crews, increased significantly as a result of our 2015 pay initiatives, a 6.7% increase in our full-time headcount, and the increasing seniority of our pilots and inflight teammates. In 2015, we began hiring and training new teammates in connection with our new aircraft deliveries. In addition, salaries, wages and benefits expense for the year ended December 31, 2015 included an increase of $6.1 million in profit sharing and bonus expense to $20.5 million. For the years ended December 31, 2014 and 2013, under our annual profit sharing program, we accrued 15% of cumulative year-to-date income before income taxes and profit sharing (excluding certain special items) for the benefit of our eligible teammates. Starting in 2015, we implemented a change to our annual profit sharing program whereby profit sharing is accrued based on 15% of pre-tax income, net of profit sharing expense, above a certain threshold. For 2015, the threshold, which was based on $1.5 million times the weighted average number of aircraft in our fleet, was $81.4 million.

Our overall benefit plan costs for 2015 increased by $9.4 million from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates and higher healthcare costs. Beginning in 2015, a new discretionary 401(k) company contribution called “401(k) Plus” went into effect, under which we make additional 401(k) contributions of up to 4.5% of salary for pilots and 1.5% for all other teammates.

In 2016, we will continue to incur additional costs associated with hiring and training new teammates in connection with our new aircraft deliveries expected in 2016 through 2018.

Aircraft rent

Aircraft rent expense for 2015 increased by $35.4 million, or 19.2% from 2014, primarily due to a $36.1 million adjustment resulting from a change in estimate related to whether maintenance would be performed on certain aircraft prior to the end of the lease term to recover the associated deposits. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

Landing fees and other rents

Landing fees and other rents expense for 2015 increased by $10.7 million, or 8.0%, from 2014, primarily as a result of 7.3% increase in departures due to the addition of Dallas Love Field Airport (DAL) and LaGuardia Airport (LGA) in late 2014 and Honolulu International Airport (HNL) and Kahului Airport (OGG) in late 2015, as well as capacity increases at existing airports.

Sales and marketing

Sales and marketing expense for 2015 increased by $11.6 million, or 10.2%, from 2014 primarily due to higher spending on advertising and higher distribution costs.

Aircraft maintenance

Aircraft maintenance expense remained relatively consistent over 2015 and 2014.

Depreciation and amortization

Depreciation and amortization expense for 2015 increased by $4.2 million, or 28.7%, from 2014, primarily due to due to depreciation of our new software licenses and aircraft leasehold improvements. We also began incurring depreciation on our 2015 aircraft deliveries. Depreciation expense will continue to increase as we take five more aircraft deliveries in the first half of 2016.

Other operating expenses

Other operating expense for 2015 increased by $18.9 million, or 14.3%, from 2014, primarily due to higher guest supplies and team travel costs driven by 7.3% increase in departures. We also incurred higher legal and professional fees primarily associated with being a public company.

Other Income (Expense)

Other income (expense) for 2015 decreased by $26.0 million, or 74.1%, from 2014, primarily due to the $30.1 million reduction in related-party interest expense as a result of the 2014 Recapitalization, partially offset by interest expense incurred on our 2015 aircraft financings. In November 2014 in connection with the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5%. The effective interest rate increased to 9.8% in June 2015 as a result of a reduction of the maturity date in connection with the cancellation of the Letter of Credit Facility described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income Taxes

The income tax benefit associated with our income in 2015 was largely due to the release of our valuation allowance. For the year ended December 31, 2015, we recorded a net tax benefit $172.4 million resulting from the reversal of our valuation allowance.

2014 Compared to 2013

In 2014, we had net income of $60.1 million compared to net income of $10.1 million in 2013. Our operating income of $96.4 million for 2014 increased by $15.5 million, or 19.2%, compared to 2013. Our operating margin increased by 0.8 points to 6.5% in 2014 as compared to 5.7% in 2013.

Our operating capacity, as measured by ASMs, remained consistent for 2014 and 2013. Our number of passengers increased by 2.8% in 2015 as compared to 2013, and our yield remained relatively consistent.

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

Operating Revenues

	Year Ended December 31,		Change
	2014	2013	Amount		%
Operating revenues (in thousands):
Passenger	$1,334,088	$1,296,929	$37,159		2.9
Other	155,879	127,749	28,130		22.0

Total operating revenues	$1,489,967	$1,424,678	$65,289		4.6

Operating statistics:
Available seat miles (millions)	12,240	12,243	(3)		—
Revenue passenger miles (millions)	10,074	9,814	260		2.6
Average stage length (statute miles)	1,466	1,474	(8)		(0.5)
Load factor	82.3%	80.2%	2.1	pts
Passenger revenue per available seat mile—PRASM (cents)	10.90	10.59	0.31		2.9
Total revenue per available seat mile—RASM (cents)	12.17	11.64	0.53		4.6
Yield (cents)	13.24	13.21	0.03		0.2
Average fare	$205.02	$204.91	$0.11		0.1
Passengers (thousands)	6,507	6,329	178		2.8

Passenger revenue for 2014 increased 2.9% from 2013 on the same level of capacity, measured by ASMs. Full year 2014 PRASM increased year-over-year due to a 0.2% increase in passenger yield and a 2.1 point increase in load factor. Total RASM for 2014 increased 4.6% from 2013, primarily from the increase in PRASM and a 22.0% increase in other revenue.

The 22.0% increase in other revenue for 2014 from 2013 was primarily due to increased advertising and brand revenues resulting from our new co-branded consumer credit card program that we launched in January 2014. In addition, seat selection fee revenue and change fee revenue increased, primarily due to a 2.8% increase in passengers as well as higher fees for ancillary products.

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

We maintain an active FFP and hedging program to reduce the impact of sudden, sharp increases in fuel prices. We enter into a variety of hedging instruments, such as forward swaps, options and collar contracts on jet fuel and highly correlated commodities such as heating oil and crude oil. We also use FFPs, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At December 31, 2014, we had entered into derivative hedging instruments and FFPs for approximately 27% of our then expected twelve-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the third quarter of 2015. Due to the impact of declining fuel prices, we recognized $10.6 million in fuel hedge losses in the year ended December 31, 2014, of which $3.4 million were unrealized losses for fuel hedges matured in 2015.

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

Sales and marketing

Sales and marketing expense for 2014 increased $6.6 million, or 6.2%, from 2014, primarily due to $5.0 million in one-time credits recognized in 2013. These one-time credits consisted of a contract termination payment from a former software system provider and a contractual marketing incentive.

Aircraft maintenance

Aircraft maintenance expense remained relatively consistent for 2014 and 2013.

Depreciation and amortization

Depreciation and amortization expense remained relatively consistent for 2014 and 2013.

Other operating expenses

Other operating expense remained relatively consistent for 2014 and 2013.

Other Income (Expense)

Other income (expense) for 2014 decreased by $35.3 million, or 50.1%, from 2013, primarily due to the $34.7 million reduction in related-party interest expense as a result of the 2013 Recapitalization. As part of the 2013 Recapitalization, we reduced our related-party debt of $687.5 million with stated interest rates ranging from 4.7% to 20.0% to related-party debt with a recorded value of $529.8 million with effective interest rates of 0.0% to 10.0% per year. Furthermore, in November 2014 in connection the 2014 Recapitalization, we reduced our remaining related-party debt and accrued interest to a recorded value of $38.5 million with an effective interest rate of 8.5% for the year ended December 31, 2014. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details and a discussion of the accounting for these transactions.

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

Liquidity and Capital Resources

As of December 31, 2015, our principal sources of liquidity were cash and cash equivalents of $496.3 million. As of December 31, 2015, we also had restricted cash of $19.8 million, which primarily represents cash collateral securing our letters of credit for airport facility leases. In addition, we had $9.7 million of cash collateral posted with various third parties related to losses under our fuel hedging program. This cash collateral will be released during 2016 as we settle the underlying hedges with such counterparties or if our fuel hedge portfolio losses fall below the credit limits we have with these counterparties.

Our primary uses of liquidity are to fund our operations, which include working capital, aircraft operations, sales and marketing activities, general and administrative matters and capital expenditures.

In June 2015, we entered into agreements with our credit card processors to reduce our holdback requirements to 0%. The credit card processors have the right to increase the credit card holdback amount depending on our future financial performance.

Currently our single largest capital expense is the acquisition cost of our aircraft. As of December 31, 2015, we operated 53 of the 58 aircraft in our fleet as of such date under operating leases, which required a smaller upfront investment than if we had financed these aircraft with debt. In 2015, we executed and funded aircraft-related debt facility agreements for $195.0 million with three financing parties to finance approximately 80% of the net purchase price of our five 2015 A320ceo aircraft deliveries. We financed $168.6 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.6% and $26.4 million with subordinated debt facilities subject to six-year repayment terms with an average interest rate of 6.8%. As of December 31, 2015, we had a balance of $193.6 million outstanding in relation to our 2015 aircraft financing with principal and interest payable quarterly in arrears.

In October 2015, we entered into long-term debt financing agreements for $199.3 million to finance approximately 80% of the net purchase price of the five A320ceo aircraft deliveries scheduled for 2016. We took delivery of two aircraft in February 2016 as scheduled and drew down upon the related financing in connection with such deliveries, which increased long-term debt by $78.0 million.

In December 2015, we entered into lease agreements for 10 A321neo aircraft to be delivered in 2017 and 2018. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations Off-Balance Sheet Arrangements” for further information.

We do not have financing commitments in place for the remaining 30 Airbus aircraft orders scheduled for delivery between 2020 and 2022. We have the right to cancel the last 30 aircraft, and as a result, these are not considered firm commitments. If we ultimately exercise our cancellation rights for up to 30 aircraft, we would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee.

We also have five spare engines on hand at December 31, 2015, of which four are leased under operating lease contracts and one was purchased in 2015. We expect to finance our fifth and sixth spare engines, the latter of which is expected to be purchased mid-year 2016.

Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of December 31, 2015, we had paid $72.4 million of PDPs to Airbus, $34.8 million of which were financed by a third party payable upon delivery of aircraft.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments to our lessors for our current fleet. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits in our consolidated balance sheets. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In 2015 and 2014, we made $61.2 million and $57.5 million, respectively, of maintenance deposit payments to our lessors, net of certain rebates. We received $5.3 million in 2015 and $4.9 million in 2014 of maintenance reimbursements, due to qualifying maintenance events taking place during the respective periods. As a result of various lease amendments entered into with our aircraft lessors in 2013, we are entitled to lease rebates either to base rent or maintenance deposits on a monthly basis. We received $9.2 million in maintenance deposit rebates from our lessors in both 2015 and 2014, which are treated as reductions to maintenance deposits on our consolidated balance sheets when earned.

In connection with various lease amendments entered into with our aircraft lessors in 2013, we are entitled to approximately $1.6 million of lease rebates on a monthly basis. Lease rebates will decline over time as we reach the expiration of the period under each lease for which we are entitled to rebates, or as aircraft leases expire. Receipt of any future lease rebates is contingent on us maintaining $75.0 million of unrestricted cash and cash equivalents as of the last day of each month. Under the amended lease agreements, we are obligated to refund 25.0% of substantially all the monthly base rent lease rebates received through December 31, 2016 in the first quarter of 2017 or on a pro-rata basis with any debt repayment occurring prior to the first quarter of 2017. As a result of the repayment of related-party debt in connection with the 2014 Recapitalization, we accelerated $2.5 million of lease obligation repayments. As of December 31, 2015, the aggregate amount of lease rebates earned was $59.4 million, net of $11.6 million recorded as a payable to the lessors.

Our long-term debt balance also includes a five-year term loan credit facility we entered into in April 2014 for $40.0 million to finance airport slot purchases. This loan was funded in two tranches in April and May 2014. Principal is repayable in full at the end of five years. We accrue interest on this loan at a variable rate based on LIBOR and pay interest quarterly in arrears.

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

Cash Flows

The following table presents information regarding our cash flows in 2015, 2014 and 2013:

	Year Ended December 31
	2015	2014	2013
Net cash provided by operating activities	$197,519	$135,605	$50,603
Net cash used in investing activities	(254,571)	(55,160)	(41,996)
Net cash provided by financing activities	158,758	158,539	71,034
Net increase in cash and cash equivalents	101,706	238,984	79,641
Cash and cash equivalents, end of period	496,349	394,643	155,659

Net Cash Flow Provided By Operating Activities

During 2015, net cash flow provided by operating activities was $197.5 million. We had net income of $340.5 million adjusted for the following non-cash items: increases for depreciation and amortization of $18.6 million, share-based compensation expense of $6.1 million, paid in-kind interest expense of $3.6 million, and reduction for deferred income taxes of $172.6 million. The change in our air traffic liability contributed $24.4 million of operating cash flow, primarily due to higher sales on a 3.7% increase in capacity and our annual advance payment from our credit card partner, offset in part by revenue under the credit card program. We increased our maintenance deposits by a net $10.6 million, primarily due to our reserve payments for future maintenance events, net of an adjustment from a change in estimate related to the expected timing of future maintenance events. Other non-current assets increased by $24.1 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. Accounts payable increased by $12.0 million primarily due to payables related to routine maintenance, higher marketing expenses at year end and timing of payments for fuel. Other current liabilities increased by $18.7 million primarily due to decrease in margin call deposits and higher profit sharing and payroll payables resulting from the growth in headcount and average salaries.

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

Net Cash Flows Used In Investing Activities

During 2015, net cash flow used in investing activities was $254.6 million. We invested $248.8 million in five aircraft, flight equipment and software, and made $5.8 million in net pre-delivery payments for our aircraft scheduled to be delivered in 2016.

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

Net Cash Flows Provided By Financing Activities

During 2015, net cash flow provided by financing activities was $158.8 million primarily as a result of $195.0 million financing for five aircraft purchases and a $7.6 million increase in proceeds of equity issuances due to stock option exercises during the year. We used $35.2 million to repay loans related to PDPs on the five 2015 aircraft purchases and $5.0 million for stock repurchases to satisfy minimum tax withholding requirements for the vesting of restricted stock.

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

Commitments and Contractual Obligations

The following table presents aggregate information about our contractual payment commitments as of December 31, 2015 and the periods in which payments are due (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt including related-party (1)	$321,249	$48,843	$70,493	$81,243	$120,670
Aircraft and engine purchases (2)	211,867	211,867	—	—	—
Aircraft and engine leases (3)	1,950,359	220,244	457,013	445,487	827,615
Maintenance deposits (4)	76,407	8,951	19,581	22,237	25,638
Other leases (5)	150,621	29,222	57,401	33,558	30,440

	$2,710,503	$519,127	$604,488	$582,525	$1,004,363

(1)	Includes accrued interest, excludes future interest of $14.2 million to be accrued through November 2020.
(2)	Represents non-cancelable contractual payment commitments for aircraft and engines.
(3)	Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates. Commitment table includes expected rent payments for A321neo aircraft not yet in our fleet; for these A321neo aircraft to be received in 2017 and 2018, assumes that all ten aircraft will be leased, includes minimum lease payments and does not include amounts related to variable rent adjustments subject to interest rate fluctuations as defined in the contract.
(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.
(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.

The table above does not include our commitment to pay royalties to the Virgin Group pursuant to amended and restated license agreements related to our use of the Virgin name and brand.

Certain of our aircraft operating leases and debt instruments include certain financial covenants and cross-default provisions. As of December 31, 2015, we were in compliance with all covenants under these agreements.

Off-Balance Sheet Arrangements

In December 2015, we entered into lease agreements for ten A321neo aircraft to be delivered in 2017 and 2018. We have the option to purchase up to four of the ten aircraft by notifying the lessor no less than six months prior to the delivery date. All lease agreements have terms of 12 years with an option to renew for up to two consecutive renewal terms at rental rates to be negotiated at the time of renewal. We evaluated the lease agreements and determined that the leases would qualify as operating leases. Our rent payments are variable and adjust based on fluctuations in LIBOR or other interest rate benchmark adjustments as defined in the contract. We made deposits totaling $8.4 million on these 10 aircraft and we will be required to make additional deposits equal to one month rent if our unrestricted cash balance is less than 15% of trailing twelve month revenues two business days prior to delivery. There are no maintenance reserve payments required on these aircraft.

We have significant obligations for aircraft and spare engines that are classified as operating leases and therefore are not reflected in our consolidated balance sheets. As of December 31, 2015, 53 aircraft in our fleet were subject to operating leases, as well as four of our five spare engines. The aircraft leases expire between 2019 and 2025. Aircraft rent expense related to operating leases, net of rebates earned during each of the periods, was $219.8 million, $184.4 million, and $202.1 million in 2015, 2014 and 2013, including expense of $37.8 million, $3.8 million, and $3.0 million in 2015, 2014 and 2013, for supplemental rent for maintenance related reserves required by our lessors because we do not expect to recover the deposits by performing the related maintenance.

Our contractual purchase commitments consist primarily of aircraft and spare engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2015, our firm aircraft order consisted of five aircraft scheduled for delivery between January and June 2016. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payment commitments, will be approximately $211.9 million in 2016.

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

In 2013, we entered into a new co-branded credit card agreement with a new partner, which we refer to as the “New Co-Brand Agreement.” The New Co-Brand Agreement has a seven-year term beginning January 1, 2014, when the new co-branded card was introduced and services to our members began. Services with standalone value provided under this agreement include: (i) the points earned or the travel component; (ii) companion certificates for annual travel discounts up to $150; (iii) unlimited access to the use of our brand and customer list; (iv) advertising; (v) waived bag fees, which are limited to the first checked bag for the cardholder and their companion traveling on the same flight which must be purchased using the card; (vi) unlimited waived change fees provided the ticket is purchased using the premium card; and (vii) unlimited discounts on purchases made through our Red® inflight entertainment system using the co-branded credit card. Under the New Co-Brand Agreement, our partner is required to provide annual guaranteed advance payments over the contract term. Any unearned advance at the end of the calendar year is carried over to the following year until the contract expires. At the end of the contract, we have no obligation to refund any unearned advances to the partner. As of December 31, 2015, advances in excess of our revenue recognition model limits totaling $11.3 million were recorded as air traffic liability.

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

We estimate breakage for sold points using a redemption-based approach where we attempt to predict redemption behavior based on member type and past behavior. In addition, we also consider redemption trends by performing a weighted-average redemption rate calculation to evaluate the reasonableness of our calculated breakage rates. Breakage is recorded for sold points under the redemption method using points expected to be redeemed and our recorded deferred revenue balance to determine a weighted-average rate, which is then applied to actual points redeemed. A change in assumptions as to the period over which points are expected to be redeemed, the actual redemption patterns or the estimated fair value of points expected to be redeemed could have a material impact on our revenue in the year in which the change occurs as well as in future years. Our estimates could change in the future as our members’ behavior changes and more historical data is collected.

Aircraft and Engine Maintenance & Repair

Under our aircraft operating lease agreements and FAA operating regulations, we are obligated to perform all required maintenance activities on our fleet, including component repairs, scheduled air frame checks and major engine restoration events. We estimate the timing of the next major maintenance event based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as recommended by the manufacturer. The timing and the cost of maintenance are primarily based on third-party estimates, which can be impacted by changes in utilization of our aircraft (both flight hours and operating cycles, the latter measured as one take-off and landing), changes in government regulations and suggested manufacturer maintenance intervals. Major maintenance events represent six-year and 12-year airframe checks, engine restorations and overhauls to major components, including required replacement of engine life limited parts, or LLPs, at specified periods. We account for qualifying major engine maintenance under the deferral method wherein restoration costs and replacement of engine LLPs are capitalized and amortized as a component of depreciation and amortization expense up to the earlier of the lease end or the estimated date for the next engine overhaul. Regular airframe and other routine maintenance costs are expensed as incurred.

In connection with our aircraft operating lease agreements, we are required to make supplemental rent payments to our aircraft lessors, which represent maintenance reserves made to collateralize the lessor. Our lease agreements generally provide that maintenance reserves are reimbursable to us upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance reserves held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event. We record the maintenance reserve payments that we expect to recover as aircraft maintenance deposits in the accompanying consolidated balance sheets. If it is not probable that these aircraft maintenance deposits held with our lessors will be recovered, we expense such amounts as a component of aircraft rent expense. Our determination of the probability of recovery is based on a more-likely-than-not threshold, in accordance with applicable authoritative guidance. When the underlying maintenance event is performed, the cost is either capitalized and amortized as a component of depreciation and amortization expense for qualified major engine maintenance or expensed for all other major maintenance, and the deposit is reclassified to a receivable in our consolidated balance sheet.

The terms of most of our aircraft lease agreements also provide that most maintenance reserves held by the lessor which relate to major maintenance events that fall outside of the lease term are nonrefundable to us at the expiration of the lease and will be retained by the lessor, although in some instances we may receive reimbursement for any maintenance costs we incur to meet return conditions under the related lease. We charge supplemental rent payments to aircraft rent expense in our consolidated statements of operations when it becomes less than probable that these amounts will be recovered.

We make certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. Our assumptions are based on various factors such as the estimated timing of major maintenance events, including replacement of engine LLPs, the estimated cost of future maintenance events and the number of flight hours and cycles for which we estimate the aircraft will be utilized before it is returned to the lessor, and the estimated value of the recovered parts. We account for changes in estimates related to maintenance reserve payments on a prospective basis. However if we conclude it is not probable that the recorded value of deposits is recoverable, which would generally occur when it is determined that the event will not occur during the term of the lease, we would immediately charge the deposits to expense.

During completion of our annual assessment in the fourth quarter of 2015, we determined that it was no longer probable that certain planned replacement of LLPs on our shorter leases and certain other low cycle utilization aircraft would be performed during the lease term. This change in estimate with respect to the timing of these events resulted in $36.1 million of previously recorded LLP maintenance deposits and net lease incentives on 34 aircraft to be charged to aircraft rent expense as a change in estimate, as these deposits are no longer considered recoverable. This change was based on two predominant factors (1) our updated fleet and longer term network plan, including new aircraft commitments and (2) completion of a detailed economic analysis comparing current and future reserve payments to the estimated cost of late term LLP replacements. Given our new fleet plan and the remaining terms of these leases, it became clear that it is going to be more economically beneficial for our lessors to keep the maintenance deposits than for us to replace the LLPs during the lease term. Our estimates indicate that for these 34 aircraft, we are unlikely to have enough annual engine utilization to require LLP replacement before end of lease term, as had previously been expected. We believe that with a fleet plan that will afford more flexibility, we will also be able to manage our fleet so that these aircraft would still meet minimum lease return conditions, despite not replacing the LLPs. Although this change in estimate results in a write-off of LLP deposits, we expect a lower overall cost of maintenance on these aircraft over the lease term. We will expense future reserve payments related to these LLPs as incurred. This change in estimate does not impact our current assessment regarding recoverability of other engine maintenance reserves but our assessment as to the probability of their recovery could change based on estimates we make in the future. While future estimates may affect the treatment of LLP replacement events for the remainder of the fleet, we do not believe they will have an impact to these 34 aircraft as we have already made the decision to not replace LLPs unless unforeseen circumstances require it in order to operate the aircraft.

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

2014 Recapitalization

In connection with the 2014 Recapitalization, we and certain entities affiliated with the Virgin Group entered into amended and restated license agreements related to our use of the Virgin name and brand, which provided for, among other things, an increase in the license fee that we pay to the Virgin Group from 0.5% to 0.7% of total revenue commencing in the first quarter of 2016 until our annual revenue exceeds $4.5 billion. We recorded the fair value of the increase in the license fee as a component of the 2014 Recapitalization with an offsetting increase in other long-term liabilities as it constituted part of the consideration to the Virgin Group for completing the 2014 Recapitalization. We estimated the incremental license fee obligation based on the present value of the additional cash flows of 0.2% of estimated total revenue over the estimated period required to reach the $4.5 billion cap. We estimated the discount rate based on airline specific weighted average cost of capital, factoring in a judgmental risk spread based on a variety of cash flow estimates. In 2016, we will begin amortizing the license fee liability in proportion to forecast revenues over the 12 year estimated life of the increased royalty rate.

Also in connection with the 2014 Recapitalization, the Virgin Group arranged for the $100.0 million Letter of Credit Facility issued on our behalf to certain companies that process substantially all of our credit card transactions. Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form-10-K for more information. The Letter of Credit Facility was provided for a period of up to five years from November 18, 2014 and contained an annual commitment fee equal to 5% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance. The fee was payable quarterly by us to the Virgin Group. The Letter of Credit Facility would only become an obligation if one or both of its credit card processors were to draw on the Letter of Credit Facility upon a default by us under our credit card processing agreements. We are restricted from incurring any future secured indebtedness related to our unencumbered assets, unless the reimbursement obligations to the Virgin Group are secured on a pari passu basis with such secured debt. As the fee was provided as part of a transaction with a related party, we evaluated whether the fee was at fair value by comparing it to rates that have been obtained in similar transactions that were made at arm’s length. We concluded that the contractual rate for the fee was reasonably comparable to a rate that would be obtained from a third party, and as a result, we recorded the fee on monthly basis as related-party expense in other income (expense) in the accompanying consolidated statement of operations.

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

We recognize rent expense on a straight-line basis over the non-cancelable lease term, using rates specified in the contract and for certain leases, estimated fixed rates based upon the fair market value of the aircraft as determined by a qualified appraisal at the start of the lease extension period if not specified in the contract. We estimated the extension rates utilizing current independent aircraft appraisals, current market lease rates, and factored in future demand for the leased aircraft while giving consideration to newer, more fuel efficient aircraft expected to be delivered in the marketplace during the extension period. We periodically review and update our estimates of the rental rates as required if significant adjustments become necessary. No material adjustments were necessary as of December 31, 2015. We accounted for Lease Rebates received at the start of the amended leases as an incentive to be recorded as a reduction of rent expense on a straight-line basis over the lease term. Future Lease Rebates are considered contingent and are recognized as a reduction in rent expense when the liquidity requirement is met. Under the amended lease agreements, we receive $1.6 million in Lease Rebates on a monthly basis and we are obligated to refund 25.0% of substantially all the Lease Rebates from monthly base rent received through December 31, 2016 in the first quarter of 2017 or on a pro-rata basis with any debt repayment occurring prior to the first quarter of 2017. Therefore, we accrue 25.0% of the Lease Rebates as a component of the deferred rent balance in our consolidated financial statements.

In addition, as a certain number of our lease terms are now extended, certain major aircraft and engine maintenance events are expected to occur within the extended lease terms. As a result, we recorded lease incentives associated with previously expensed supplemental rent payments that we now expect to be recoverable by virtue of the lease term extensions. We recorded these lease incentives as an increase to aircraft maintenance deposits and an increase to other liabilities in our consolidated balance sheet. We determined that a lease incentive resulted from the lease extension when the amount that we expect to be reimbursed in the future exceeds the amount of maintenance deposit currently on our balance sheet plus any future payments to be made through the date of the qualifying maintenance event. We recorded any excess amount as an incentive to the extent there were supplemental rent payments made during the lease term that had previously been expensed. We calculated our lease incentives on a maintenance event by maintenance event basis, consistent with the manner in which supplemental rent payments are made to our lessors.

In the fourth quarter of 2015, we made a change in estimate for certain engine maintenance events where we no longer believe it is probable that the events will occur in the extended lease term and that the related maintenance deposits would be recoverable. As a result, we charged $36.1 million of maintenance deposits to aircraft rent expense, of which $2.6 million related to net lease incentives. For more information, see Critical Accounting Estimates—Aircraft and Engine Maintenance and Repairs.

Intangible Assets

Our purchased intangible assets consist of take-off and landing slots at LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA) acquired in 2013 and in 2014. Slots are rights to take-off or land at a slot-controlled airport during a specific time period during the day and are a means by which the FAA manages airspace/airport congestion. The FAA controls slots at four airports, including LGA and DCA. The slots at DCA do not have a stated expiration date. Although the slots at LGA have expiration dates coinciding with the expiration date of the FAA’s slot orders, the FAA’s practice has been to renew the FAA slot orders, and we can continue to hold and use the slots as long as we comply with the FAA’s minimum use requirements. Unlike other assets at slot-controlled airports that are generally depreciated over their expected useful lives, slots require no maintenance and do not have an established residual value. As the demands for air travel at these airports have remained very strong, we expect to use these slots in perpetuity and have determined our slots to be indefinite-lived intangible assets. Intangible assets with indefinite lives are not amortized but rather tested for impairment annually, or more frequently when events and circumstances indicate that impairment may exist.

We apply a fair value based impairment test to the carrying value of indefinite-lived intangible assets on an annual basis during the fourth quarter, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The FASB standard “Testing Indefinite-Lived Intangible Assets for Impairment” gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. For the year ended December 31, 2015, we used the quantitative approach to assess fair value and impairment. Our valuation utilized a multi-period excess earnings methodology under the income approach to measure the fair value of our intangible assets. Based on the analysis, we concluded our slot values are not impaired.

As a result of our quantitative analysis performed during 2015 , we concluded it was more likely than not that the fair values of our indefinite-lived intangible assets was greater than the carrying value. Thus as a result of the annual impairment test conducted during fourth quarter 2015, no impairment was noted.

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

During the fourth quarter of 2015, after considering all positive and negative evidence and the four sources of taxable income, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our net federal and state deferred tax assets, the significant relevant factors that we considered were (1) our recent history of and forecasted profitability; (2) tax planning strategies; and (3) future impact of taxable temporary differences. In 2015, we were no longer in a three year pretax cumulative loss position. Additionally, we are projecting significant pretax income in 2016 and beyond even after stress testing for various levels of fuel price, PRASM and CASM. Therefore, we recognized a $173.5 million benefit in the fourth quarter 2015 in connection with releasing all of our valuation allowance, resulting in a $172.4 million net benefit in our provision for income taxes.

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

As a result of a January 2010 equity restructuring, we experienced a Section 382 ownership change. We have $329.7 million of federal NOLs generated prior to the change that are subject to limitation as a result of this change. As a result of the 2014 Recapitalization and our IPO, we experienced another Section 382 ownership change. We have $315.3 million of federal NOLs generated prior to the 2014 ownership change but after the 2010 change, that may be subject to the 2014 Section 382 limitation. As of December 31, 2015, we had $691.0 million of federal NOLs available, which includes $329.7 million of NOLs generated prior to the 2010 change that are now subject to multiple limitations and $46.0 million of NOLs that are unlimited. Based on the most restrictive limitation as of December 31, 2015, $341.0 million of federal NOLs (including unlimited NOLs) are available to offset taxable income in 2016. The limitation will increase annually such that by 2019 substantially all available NOLs as of December 31, 2015 will be available to be used to offset taxable income. Therefore, we do not believe we will be prevented from realizing the benefit of all NOLs based on projections of future taxable income and the annual limitations.

We had NOLs of approximately $691.0 million and $359.3 million for federal and state income tax purposes at December 31, 2015. Our federal NOLs expire between 2027 and 2035. A total of $20.5 million of the federal net operating loss and $10.8 million of the state net operating loss carryforward are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded in additional paid-in capital in the period that they become realized.

During the year ended December 31, 2015, the Company did not realize any excess tax benefits as a result of stock option exercises, therefore, there were no amounts recorded to additional paid-in capital.

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

Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the years ended December 31, 2015, 2014 and 2013 represented approximately 25.7%, 35.8%, and 37.7% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on December 31, 2015 aircraft fuel market prices and our projected 2016 fuel consumption, a 10% increase in the average price per gallon would increase our annual aircraft fuel expense, net of our hedge portfolio, by approximately $14.7 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we have historically entered into fixed forward price contracts, or FFPs, forward swaps, call options for crude oil and collar contracts for heating oil. As of December 31, 2015, we had entered into fuel derivative contracts and FFPs that fixed or established a floor on the price associated with 35% of our forecasted aircraft fuel requirements for the next twelve months at an approximate cost per gallon of $1.59, which is in excess of current market prices. All of our then-existing fuel hedge contracts are expected to settle by the end of the third quarter of 2016.

The fair value of our fuel derivative contracts as of December 31, 2015 was a net liability of $27.6 million offset by margin call deposits of $9.7 million, resulting in an overall net liability of $17.9 million. As of December 31, 2014, our fuel hedge net liability was $27.1 million offset by margin call deposits of $14.4 million, resulting in an overall net liability of $12.7 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015, we believe the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.

Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR in 2015 would have had an immaterial effect on total interest expense in 2015.

Our long-term debt consists of fixed rate notes payable. A hypothetical 10% change in market interest rates as of December 31, 2015 would have no effect on our interest expense but would increase or reduce the fair value of our fixed-rate debt instruments by approximately $6.0 million.

GLOSSARY OF AIRLINE TERMS

Set forth below is a glossary of industry terms used in this Annual Report on Form 10-K:

Airbus A320-family includes A318, A319, A320 and A321 aircraft manufactured by the Airbus Group. The Airbus A320-family have common engine, airframe and cockpit design, leading to shared maintenance and flight operations procedures. We currently operate A319ceo and A320ceo aircraft.

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

DEN—Denver International Airport (Denver, Colorado).

EWR—Newark Liberty International Airport (Newark, New Jersey).

FLL—Fort Lauderdale-Hollywood International Airport (Fort Lauderdale, Florida).

HNL—Honolulu International Airport (Honolulu, Hawaii).

IAD—Washington Dulles International Airport (Dulles, Virginia).

JFK—John F. Kennedy International Airport (Jamaica, New York).

LAS—McCarran International Airport (Las Vegas, Nevada).

LAX—Los Angeles International Airport (Los Angeles, California).

LGA—LaGuardia Airport (New York, New York).

MCO—Orlando International Airport (Orlando, Florida).

OGG—Kahului Airport (Kahului, Hawaii).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Virgin America Inc.

We have audited the accompanying consolidated balance sheets of Virgin America Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin America Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virgin America Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

San Francisco, California

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Virgin America Inc.

We have audited Virgin America Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Virgin America Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Virgin America Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin America Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, convertible preferred stock and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Virgin America Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

San Francisco, California

February 29, 2016

Virgin America Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$496,349	$394,643
Receivables, net	19,556	23,414
Prepaid expenses and other assets	10,675	8,283

Total current assets	526,580	426,340
Property and equipment:
Flight equipment	373,199	76,724
Ground and other equipment	85,471	70,754
Less accumulated depreciation and amortization	(92,173)	(74,271)

	366,497	73,207
Pre-delivery payments for flight equipment	72,402	94,280

Total property and equipment, net	438,899	167,487
Aircraft maintenance deposits	216,207	211,946
Aircraft lease deposits	58,330	50,758
Deferred income taxes	171,443	—
Restricted cash	19,800	18,775
Other non-current assets	137,272	112,279

	603,052	393,758

Total assets	$1,568,531	$987,585

See accompanying notes to the consolidated financial statements.

Virgin America Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$76,603	$52,821
Air traffic liability	174,853	150,479
Other current liabilities	117,135	100,723
Long-term debt-current portion	48,843	33,824

Total current liabilities	417,434	337,847
Long-term debt-related parties	42,421	38,848
Long-term debt	216,477	57,015
Other long-term liabilities	84,052	94,622

Total liabilities	760,384	528,332

Contingencies and commitments (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value per share. 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value. Authorized: 750,000,000 (Voting 650,000,000, Non-Voting 100,000,000) shares as of December 31, 2015 and 2014; Issued: 44,660,239 (Voting 37,807,501; Non-Voting 6,852,738) shares as of December 31, 2015; 43,119,886 (Voting 36,267,148, Non-Voting 6,852,738) shares as of December 31, 2014; Outstanding: 44,177,966 (Voting 37,325,228; Non-Voting 6,852,738) shares as of December 31, 2015; 43,119,886 (Voting 36,267,148, Non-Voting 6,852,738) shares as of December 31, 2014	442	431
Treasury stock, 168,449 and 0 shares repurchased as of December 31, 2015 and 2014, respectively	(5,038)	—
Additional paid-in capital	1,251,524	1,237,944
Accumulated deficit	(412,479)	(753,016)
Accumulated other comprehensive loss	(26,302)	(26,106)

Total stockholders’ equity	808,147	459,253

Total liabilities and stockholders’ equity	$1,568,531	$987,585

See accompanying notes to the consolidated financial statements.

Virgin America Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Passenger	$1,362,871	$1,334,088	$1,296,929
Other	166,713	155,879	127,749

Total operating revenues	1,529,584	1,489,967	1,424,678

Operating expenses:
Aircraft fuel	347,676	499,102	507,035
Salaries, wages and benefits	289,635	257,367	196,477
Aircraft rent	219,770	184,357	202,071
Landing fees and other rents	143,842	133,128	122,621
Sales and marketing	124,771	113,203	106,599
Aircraft maintenance	57,307	60,069	61,854
Depreciation and amortization	18,637	14,486	13,963
Other operating expenses	150,707	131,840	133,177

Total operating expenses	1,352,345	1,393,552	1,343,797

Operating income:	177,239	96,415	80,881

Other income (expense):
Interest expense-related-party	(3,572)	(33,708)	(68,439)
Interest expense	(7,286)	(3,811)	(2,854)
Capitalized interest	4,220	2,668	534
Interest income and other	(2,451)	(276)	339

Total other expense	(9,089)	(35,127)	(70,420)

Income before income tax	168,150	61,288	10,461
Income tax expense (benefit)	(172,387)	1,179	317

Net income	340,537	$60,109	$10,144

Net income per share:
Basic	$7.82	$8.42	$5.60

Diluted	$7.66	$7.13	$3.68

Shares used for computation:
Basic	43,547	6,176	702
Diluted	44,466	7,470	1,647

See accompanying notes to the consolidated financial statements

Virgin America Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$340,537	$60,109	$10,144
Fuel derivative financial instruments:
Change in unrealized (losses) gains on fuel derivatives, net of tax benefit (expense) of ($164), $0, and $0 for fiscal 2015, 2014, 2013, respectively	(38,792)	(33,230)	307
Net fuel derivative losses reclassified into earnings	39,003	5,468	2,557
Interest rate swap derivative financial instruments:
Change in unrealized (losses) on interest rate swaps, net of tax benefit (expense) of $246, $0, and $0 for fiscal 2015, 2014, 2013, respectively	(419)	—	—
Interest rate swap losses reclassified into earnings	12	—	—

Other comprehensive income (loss)	(196)	(27,762)	2,864

Total comprehensive income	$340,341	$32,347	$13,008

See accompanying notes to the consolidated financial statements

Virgin America Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2012	1,109,811	$21,406	809,046	$8	—	$—	$193,545	$(823,269)	$(1,208)	$(630,924)

Net income	—	$—	—	—	—	—	—	10,144	—	10,144
Share-based compensation and issuance of Class G common stock	—	—	3,906	—	—	—	386	—	—	386
Other comprehensive gain	—	—	—	—	—	—	—	—	2,864	2,864
Gain on debt restructuring	—	—	—	—	—	—	150,490	—	—	150,490
Issuance of Class C warrants	—	—	—	—	—	—	83,361	—	—	83,361
Other	—	—	—	—	—	—	(348)	—	—	(348)

Balances at December 31, 2013	1,109,811	$21,406	812,952	$8	—	$—	$427,434	$(813,125)	$1,656	$(384,027)

Net income	—	—	—	—	—	—	—	60,109	—	60,109
Issuance of Class G common stock, pre-IPO	—	—	28,213	—	—	—	24	—	—	24
Conversion of Class D and F common stock and cancellation of Class E common stock, pre-IPO	—	—	(39)	—	—	—	—	—	—	—
2014 Recapitalization	(1,109,811)	(21,406)	29,051,006	291	—	—	521,194	—	—	521,485
Issuance of Common Stock upon IPO, net of fees	—	—	13,106,377	131	—	—	277,466	—	—	277,597
Share-based compensation	—	—	121,377	1	—	—	11,826	—	—	11,827
Other comprehensive loss	—	—	—	—	—	—	—	—	(27,762)	(27,762)

Balances at December 31, 2014	—	$—	43,119,886	$431	—	$—	$1,237,944	$(753,016)	$(26,106)	$459,253

Net income	—	—	—	—	—	—	—	340,537	—	340,537
Issuance of common stock	—	—	1,058,080	11	—	—	7,642	—	—	7,653
Shares repurchased for tax withholdings on vesting of restricted stock units	—	—	—	—	168,449	(5,038)	—	—	—	(5,038)
Share-based compensation	—	—	—	—	—	—	5,951	—	—	5,951
Other	—	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive loss	—	—	—	—	—	—	—	—	(196)	(196)

Balances at December 31, 2015	—	—	44,177,966	$442	168,449	$(5,038)	$1,251,524	$(412,479)	$(26,302)	$808,147

See accompanying notes to the consolidated financial statements

Virgin America Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$340,537	$60,109	$10,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,637	14,486	13,963
Share-based compensation	6,088	13,985	383
Paid-in-kind interest expense and accretion	3,572	20,673	54,258
Deferred income taxes	(172,562)	1,201	—
Loss on asset disposition	136	121	—
Unrealized (gain) loss on fuel derivative instruments	(1,795)	3,432	1,318
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	3,858	75,330	(5,665)
Increase in prepaid expenses and other assets	(3,691)	(1,827)	(369)
Increase in other non-current assets	(24,145)	(31,621)	(7,895)
Increase in aircraft maintenance deposits	(10,553)	(29,765)	(38,134)
Increase in aircraft lease deposits	(7,572)	(89)	(320)
Increase in restricted cash	(1,025)	(6,350)	(2,065)
Increase in accounts payable	11,999	7,911	586
Increase in air traffic liability	24,374	11,589	22,372
Increase (decrease) in other current liabilities	18,725	(372)	10,565
Decrease in other non-current liabilities	(9,064)	(3,208)	(8,538)

Net cash provided by operating activities	197,519	135,605	50,603

Cash flows from investing activities:
Acquisition of property and equipment and intangible assets	(248,766)	(41,775)	(41,996)
Pre-delivery payments for flight equipment	(5,805)	(13,385)	—

Net cash used in investing activities	(254,571)	(55,160)	(41,996)

Cash flows from financing activities:
Net proceeds of equity issuance	7,580	277,621	3
Proceeds of debt issuance	195,000	—	75,000
Proceeds of term loan facility	—	40,000	—
Debt issuance costs	(3,569)	(401)	—
Payment of long-term debt and capital lease obligations	(35,215)	(156,523)	(3,969)
Shares repurchased for tax withholdings	(5,038)	—	—
Share-based withholding tax payments	—	(2,158)	—

Net cash provided by financing activities	158,758	158,539	71,034

Net increase in cash and cash equivalents	101,706	238,984	79,641
Cash and cash equivalents, beginning of period	394,643	155,659	76,018

Cash and cash equivalents, end of period	$496,349	$394,643	$155,659

Supplemental disclosure:
Cash paid during the period for:
Interest	$5,258	$16,118	$17,209
Income tax	101	279	74
Non-cash transactions:
Non-cash borrowings-pre-delivery payments for flight equipment	17,416	11,778	—
Fixed asset acquisitions in accounts payable	11,100	913	545
Gain on debt restructuring	—	—	150,490
Fair value of warrant issuance	—	—	83,361
Non-cash effect of lease incentives	(4,164)	6,545	30,137
Non-cash effect of 2014 Recapitalization	—	521,485	—

See accompanying notes to the consolidated financial statements

Notes to the Consolidated Financial Statements

(1)	Basis of Presentation

Virgin America Inc. (the “Company”) manages its operations as a single business unit and only offers air transportation service. Accordingly, the Company concluded that it operates in one segment, air transportation service. The consolidated financial statements for the year ended December 31, 2015 include the accounts of the Company and its variable interest entities, for which it was the primary beneficiary. See Note 7—Long-Term Debt for additional information. The consolidated financial statements were prepared in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to current year presentation.The Company reclassified certain amounts from other revenue to passenger revenue for the years ended December 31, 2014 and 2013 related to tickets that are past their flight date that expire unused. These amounts were not material to any of the periods presented.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that simplifies the guidance related to presentation of debt issuance costs. The guidance requires presentation of debt issuance costs on the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt the standard during fourth quarter of December 31, 2015 retrospectively as required. This resulted in reclassification of $0.4 million of debt issuance costs at December 31, 2014 from other non-current assets to long-term debt.

In November 2015, the FASB issued an accounting standards update that requires all deferred income tax assets and liabilities to be presented as non-current on the consolidated balance sheet. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this accounting standards update during the fourth quarter of December 31, 2015 retrospectively, as permitted. This resulted in reclassification of $12.2 million deferred current tax assets from prepaid expenses and other assets to reduce non-current liabilities at December 31, 2014.

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

On November 18, 2014 the Company completed its initial public offering (“IPO”) in which it issued and sold 13,106,377 shares of common stock at a price to the public of $23.00 per share. In addition, VX Employee Holdings, LLC, a Virgin America employee stock ownership vehicle consolidated for financial reporting purposes (“Employee LLC”), sold 231,210 issued and outstanding shares as a selling stockholder. From the sale of 13,337,587 shares of common stock, the Company received net proceeds in the offering of approximately $277.6 million after deducting underwriting discounts and expenses of the IPO payable by the Company. The Company distributed gross proceeds of $5.3 million to eligible teammates, which do not include officers, from the sale of Employee LLC shares. Immediately prior to the IPO, the Company completed the 2014 Recapitalization. Refer to Note 2—Recapitalizations for additional information.

(2)	Recapitalizations

(a)	2014 Recapitalization

In November 2014, immediately prior to the consummation of the IPO, the Company entered into a recapitalization agreement with the Virgin Group, Cyrus Capital and certain other security-holders (which transactions are referred to herein as the “2014 Recapitalization”). A portion of its then outstanding related-party debt and accrued interest (“Related-Party Notes”) with recorded value of $728.3 million was repaid by $156.5 million in cash and exchanged for a $50.0 million Post-IPO Note held by the Virgin Group. The Post-IPO Note was recorded at the estimated fair value of $38.5 million, calculated using an effective interest rate of 8.5% at the time of the issuance, determined based on an estimated market rate for unsecured instruments with similar terms. The remainder of the Related-Party Notes was exchanged for 22,159,070 shares of common stock based on the IPO offering price and the remaining outstanding contractual value of the debt. In the case of certain notes, 117% of the principal and accrued interest due under such notes were divided by the IPO price of $23.00, shifting ownership between Cyrus Capital and Virgin Group as this was a transaction between existing equity and debt holders. In addition, 1,950,937 shares of convertible preferred stock and Class A, Class A-1, Class B and Class G common stock were converted into shares of common stock on a one-to-one basis. Outstanding warrants to purchase 26,067,475 shares of our common stock were exchanged without receipt of cash consideration for 5,742,543 shares of common stock and the remaining outstanding warrants to purchase an aggregate of 16,175,126 shares of common stock were canceled in their entirety. Excess of the recorded amount of debt and preferred stock above the cash and other consideration to be received were presented as additional paid-in capital.

(b)	2013 Recapitalization

In May 2013, after approval from the U.S. Department of Transportation, the Company executed a series of agreements with its two largest stockholders, funds affiliated with or related to Cyrus Capital Partners, L.P. (collectively, “Cyrus Capital”) and the Virgin Group to recapitalize the Company. Under the agreements, the stockholders agreed to modify and exchange a portion of the Company’s existing related-party debt, primarily accrued paid-in-kind interest on certain older debt and principal as well as accrued interest on all subordinated debt, and the Company issued an additional $75.0 million new debt and certain warrants to purchase common stock. As a condition to this recapitalization, the Company also amended substantially all of its lease agreements with its existing aircraft lessor to reduce monthly base rent and/or maintenance reserve payments through monthly cash rent rebates. Under some of its leases, the Company also extended the lease terms by three to five years.

The Company evaluated the accounting for the modification of its related-party debt in accordance with the guidance established for troubled debt restructurings, which requires that the debtor must be experiencing financial difficulty and that the creditor must have granted a concession. The Company determined that it met both criteria. The Company recognized a restructuring gain of $150.5 million as a capital contribution with a direct increase to additional paid-in capital. Warrants issued in connection with the debt restructuring were deemed to be freestanding instruments and were recorded at a fair value of $83.4 million on the date of issuance with a reduction to the carrying amount of the related-party debt value and a corresponding decrease to stockholders’ deficit.

(3)	Summary of Significant Accounting Policies

(a)	Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with an original maturity date of three months or less when purchased. Cash equivalents primarily include money market funds and certificates of deposit.

(b)	Restricted Cash

Restricted cash primarily consists of cash collateral securing letters of credit for airport facility leases.

(c)	Receivables, net

Receivables, net includes credit card and other receivables. Credit card holdbacks and related receivables are amounts due from credit card processors associated with sales for future travel and are carried at cost. Under the terms of the Company’s credit card processing agreements, certain proceeds from advance ticket sales were held back to serve as collateral by the credit card processors, due to the Company’s credit and in part to cover any possible refunds or chargebacks that may occur. These holdbacks are short-term, as the travel for which they relate occurs within twelve months. In June 2015, the Company entered into agreements with its credit card processors to reduce the holdback requirements to 0% and the $100.0 million Letter of Credit Facility was terminated. The credit card processors have the right to increase the credit card holdback amount in the future depending on the Company’s financial condition. As of December 31, 2015, the Company recorded $9.3 million in credit card receivables. As of December 31, 2014, the Company had no net holdbacks outstanding as a result of the Letter of Credit Facility, and $9.6 million of credit card receivables.

(d)	Derivative Financial Instruments

The Company accounts for fuel derivative financial instruments at fair value and recognizes such instruments in the accompanying consolidated balance sheets in other current assets under prepaid expenses and other assets if the total net unsettled fair value balance is in a gain position, or other current liabilities if in a net loss position. Interest rate swaps are accounted for and reported in a similar manner. For derivatives designated as cash flow hedges, changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings within aircraft fuel expense for fuel derivatives and within interest expense for interest rate swaps when the hedged item affects earnings. For derivatives that are not designated as cash flow hedges, the Company records changes in the fair value of such derivative contracts within aircraft fuel expense or within interest expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of derivative instruments not yet settled at the end of each period. At maturity, gains or losses on fuel derivatives will be fully recognized in realized gains and losses in the accompanying consolidated statements of operations, and gain or losses on interest rate swaps will be amortized over the term of the underlying loan from Accumulated Other Comprehensive Income to realized gains and losses in the accompanying consolidated statements of operations.

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

The Company records its property and equipment at cost less accumulated depreciation and amortization, and depreciates these assets on a straight-line basis to their estimated residual values over their estimated useful lives. Additions and modifications that enhance the operating performance of assets are capitalized. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Company had $72.1 million and $42.8 million of aircraft equipment as of December 31, 2015 and 2014 and recorded $7.5 million, $6.1 million and $6.3 million depreciation expense for the years ended December 31, 2015, 2014 and 2013. The Company capitalizes certain costs related to the acquisition and development of computer software for internal use. These costs are amortized using the straight-line method over the estimated useful life of the software, generally one to three years. Software and licenses were $13.1 million and $10.8 million as of December 31, 2015 and 2014, respectively. Amortization expense associated with software and licenses were $5.6 million, $4.3 million, and $3.0 million in 2015, 2014 and 2013, respectively.

Estimated useful lives and residual values for property and equipment are as follows:

	Classification in accompanying consolidated balance sheets	Estimated useful life	Residual value
Purchased airframes and engines	Flight equipment	25 years	15%
Aircraft equipment	Flight equipment	Lesser of useful life or lease term: 1-15 years	0%
Building leasehold improvements	Ground and other equipment	Lesser of 10 years or lease term	0%
Software and licenses	Ground and other equipment	1-3 years	0%
Computer and network equipment	Ground and other equipment	3-7 years	0%
Office furniture and other equipment	Ground and other equipment	5-10 years	0%

In 2015, the Company purchased $244.4 million of aircraft airframes and engines, of which $49.1 million related to aircraft not yet placed into service as of December 31, 2015. Depreciation expense associated with these assets was $1.3 million for the year ended December 31, 2015.

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

The Company can utilize a quantitative or qualitative approach to determine impairment. If a qualitative approach is used, the Company will analyze various factors to determine if events and circumstances have affected the fair value of the goodwill and indefinite-lived intangible assets. Such triggering events may include significant changes to the Company’s network or capacity or other changes impacting slot utilization and valuation. If the Company determines it is more likely than not that the asset value may be impaired under the qualitative approach, then additional quantitative analysis will be performed to assess the asset’s fair value and amount of impairment.

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

In connection with the 2014 Recapitalization, the Company and certain entities affiliated with the Virgin Group entered into amended and restated license agreements related to the use of the Virgin name and brand, which provided for, among other things, an increase in the quarterly license fee that the Company pays to the Virgin Group from 0.5% to 0.7% of total revenue commencing in the first quarter of 2016 until annual revenue exceeds $4.5 billion. The Company recorded the fair value of the increase in the license fee of $34.1 million as a component of equity with an offsetting increase in other long-term liabilities as it constituted part of the consideration to the Virgin Group for completing the 2014 Recapitalization. The Company estimated the incremental license fee obligation based on the present value of the additional cash flows of 0.2% of estimated total revenue over the estimated period required to reach the $4.5 billion threshold, using a discount rate based on airline specific weighted-average cost of capital, factoring in a judgmental risk spread based on a variety of cash flow estimates. The Company will commence amortizing this liability as an offset to the increase in license fees in proportion to forecast revenues over the 12 year estimated life of the increased royalty rate.

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

In 2013, the Company entered into a new co-branded credit card agreement with a new partner (“New Co-Branded Agreement”). The New Co-Branded Agreement has a seven-year term, which began January 1, 2014, when the new co-branded card was introduced and services to members began. Services with standalone value provided under this agreement include: (i) points (i.e. the travel component); (ii) advertising; (iii) companion certificates for annual travel discounts up to $150; (iv) unlimited access to the use of the Company’s brand and customer list; (v) waived bag fees, which are limited to the first checked bag for the cardholder and its companion traveling on the same flight purchased using the card; (vi) unlimited waived change fees provided the ticket is purchased using the premium card; and (vii) unlimited discounts on purchases made through the

Company’s Red® inflight entertainment system using the co-branded credit card. Under the New Co-Branded Agreement, the credit card partner is required to provide annual guaranteed advance payments over the contract term. Any unearned advance at the end of the calendar year is carried over to the following year until the contract expires. At the end of the contract, the Company has no obligation to refund any unearned advances to the partner. As of December 31, 2015 and 2014, advances exceeding the revenue recognition model limits were recorded as air traffic liability for $11.3 million and $8.5 million, respectively.

Under the revenue recognition rules for multiple element arrangements, the Company determines best estimated selling price (“BESP”) of each element and allocates the arrangement consideration using the relative selling price of each element. Based upon the preliminary valuation of the New Co-Branded Agreement, the majority of the value is attributable to points (i.e. the travel component, advertising, brand and customer list), for which the BESP is determined using management and market assumptions, as well as other judgments necessary to determine the estimated selling price of each element. When developing the relative selling price allocation attributable to the points (i.e. travel component), the Company primarily considered the total number of points expected to be issued, the BESP for points (specifically the value at which points could be redeemed for free or discounted travel), the number of points expected to be redeemed and the timing of redemptions. The BESP for points is derived based upon management estimate of the redemption rate used by its guests to convert points into the equivalent ticket value for travel on either Virgin America, or one of its airline partners. This estimate also considered anticipated point devaluation and discounting factors driven by redemption timing. For advertising, brand and customer list, the Company considered advertising activities, brand power, the size of the Company’s customer list as well as the market royalty rate for equivalent programs. Management estimates of the BESP will not change, but the allocation between elements may change based upon changes in the ultimate volume of sales of each element during the term of the contract. The Company recognizes and records revenue for the majority of the travel related elements in accordance with its existing policies for such services. Revenue for brand and advertising are recognized in other revenue as such services are provided ratably over the contract term. Revenue from making available unlimited services such as waived bag fees, waived change fees and inflight discounts are recognized in other revenue on a ratable basis over the contract term subject to a contract limitation based upon the proportion of cumulative points issued to total contract points expected to be issued.

The Company estimates breakage for sold points using a redemption-based approach where redemption behavior is predicted based on member type and historic behavior. In addition, the Company also considers redemption trends by performing a weighted-average redemption rate calculation to evaluate the reasonableness of the calculated breakage rates. Breakage is recorded for sold points under the redemption method using points expected to be redeemed and the recorded deferred revenue balance to determine a weighted-average rate, which is then applied to actual points redeemed. A change in assumptions as to the period over which points are expected to be redeemed, the actual redemption patterns or the estimated fair value of points expected to be redeemed could have a material impact on revenue in the year in which the change occurs as well as in future years. Management estimates could change in the future as Elevate members’ behavior changes and more historical data is collected.

(l)	Airframe and Engine Maintenance and Repair

The Company accounts for qualifying major engine maintenance under the deferral method wherein overhaul costs and replacement of engine limited life parts are capitalized and amortized as a component of depreciation and amortization expense up to the earlier of lease end or the estimated date for the next engine overhaul. The Company has an engine services agreement with a third-party vendor covering major maintenance for nearly all engines. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown at the time the engine repair occurs and a smaller amount per engine hour flown monthly in arrears. As of December 31, 2015, $3.2 million of major engine maintenance costs had been capitalized and is being amortized over the remaining term of the lease. Regular airframe and other routine maintenance are expensed as incurred.

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

The Company is contractually required to make supplemental rent payments to aircraft lessors, which represent maintenance reserves made solely to collateralize the lessor for future maintenance events. Under most leases, the lease agreements provide that maintenance reserves are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance reserves held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

The maintenance reserve payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits in the accompanying consolidated balance sheets. When it is not probable that amounts on deposit with lessors will be recovered, such amounts are expensed as a component of aircraft rent expense. The determination of probability of recovery is based on a more-likely-than-not probability threshold, in accordance with applicable authoritative guidance. When the underlying maintenance event is performed, the cost is either capitalized for engines or expensed for all other major maintenance and the deposit is reclassified to other receivables in the accompanying consolidated balance sheets.

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

When any lease terms are extended, the Company records lease incentives for any previously expensed supplemental rent payments that are now expected to be recoverable for qualified major aircraft and engine maintenance events that were previously expected to occur outside the lease term and are now expected to occur within the extended lease term. The Company records these lease incentives as an increase to aircraft maintenance deposits and an increase to other liabilities in the consolidated balance sheet. The Company determines that there is a lease incentive when the amount that it expects to be reimbursed in the future exceeds the amount of maintenance deposit currently on the balance sheet plus any future payments to be made through the date of the qualifying maintenance event. The Company records any excess amount as an incentive to the extent there were supplemental rent payments made during the lease term that had previously been expensed. The Company calculates lease incentives on a maintenance event by maintenance event basis, consistent with the manner in which supplemental rent payments are made to its lessors.

The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, including replacement of engine LLPs, the estimated cost of future maintenance events, the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor, and the estimated proceeds from any sale of used LLPs. Changes in estimates related to maintenance reserve payments are accounted for on a prospective basis. However if it is no longer probable that the recorded value of deposits is recoverable, which would generally occur when it is determined that the event will not occur during the term of the lease, the deposits are immediately charged to aircraft rent expense.

During the completion of the annual assessment in the fourth quarter of 2015, the Company determined that it was no longer probable that certain planned replacement of LLPs on the shorter leases and certain other low cycle utilization aircraft would be performed during the lease term. This change in estimate with respect to the timing of these events resulted in $36.1 million of previously recorded LLP maintenance deposits and net lease incentives on 34 aircraft to be charged to aircraft rent expense as a change in estimate, as these deposits are no longer considered recoverable. This change was based on two predominant factors: (1) updated fleet and longer term network plan, including new aircraft commitments and (2) completion of a detailed economic analysis comparing current and future reserve payments to the estimated cost of late term LLP replacements. Given the Company’s new fleet plan and the remaining terms of these leases, it became clear that it is going to be more economically beneficial for the lessors to keep the maintenance deposits than for the Company to replace the LLPs during the lease term. Its estimates indicate that for these 34 aircraft, the Company is unlikely to have enough annual engine utilization to require LLP replacement before the end of the lease term, as had previously been expected. The Company believes that with a fleet plan that will afford more flexibility, it will also be able to manage its fleet so that these aircraft would still meet minimum lease return conditions, despite not replacing the LLPs. The Company will expense future reserve payments related to these LLPs as incurred. This change in estimate does not impact its current assessment regarding recoverability of other engine maintenance reserves but its assessment as to the probability of their recovery could change based on estimates the Company makes in the future. While future estimates may affect the treatment of LLP replacement events for the remainder of the fleet, the Company does not believe they will have an impact to these 34 aircraft as the Company has already made the decision to not replace LLPs unless unforeseen circumstances require it in order to operate the aircraft.

(n)	Advertising

The Company expenses advertising and the production costs of advertising as incurred. Advertising and marketing expense was $41.2 million, $37.4 million and $38.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(o)	Share-Based Compensation

Share-based compensation expense is measured at fair value on the date of grant. Prior to the IPO, the Company utilized third-party independent valuation reports to assist with valuation of options and restricted stock units and used the Black-Scholes option pricing model for service condition stock option grants. For restricted stock grants with time-based vesting conditions issued at IPO and subsequent, the Company’s valuation of such stock grants is based on the market price on grant date. For restricted stock awards with market-based conditions, the Company values the grants using a Monte-Carlo simulation provided by an independent valuation specialist. The Company recognizes share-based compensation expense net of estimated forfeitures. The Company estimates its forfeiture rate based on historical activity. Share-based compensation expense is recognized over the requisite service period on a straight line basis for each separately vesting tranche of the award, including awards subject to graded vesting. For restricted stock awards subject to performance conditions, the probability of performance achievement is assessed on a quarterly basis and expense is adjusted accordingly.

Prior to the IPO, the Company granted stock options and restricted stock units with performance and market-based conditions in addition to service requirements to employees and directors. With respect to certain stock awards, the performance conditions restricted exercisability or settlement until certain liquidity events occur, such as a qualifying IPO or change in control. Upon the IPO, the performance condition was met and deferred stock compensation expense was recognized for grants that had also met service requirements. The market conditions further restrict such exercisability or settlement upon achieving certain targeted minimum market prices of the Company’s publicly traded common stock. For those awards that vest over a fixed service period, if they do not become exercisable before an employee’s termination, they are forfeited to the extent unvested.

(p)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences among the financial statements, carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

(q)	Concentrations of Risk

The Company’s credit card receivables are concentrated to a few companies. These receivables do not represent a significant concentration of risk at December 31, 2015 due to the frequency with which settlement of the holdbacks takes place.

Fuel derivative instruments expose the Company to credit loss in the event of non-performance by counterparties to the agreements. The amount of such credit exposure is generally limited to the positive fair value of the Company’s outstanding contracts. To manage credit risk, the Company selects counterparties based on credit assessments, limits exposure to a single counterparty by transacting with multiple large, well-known financial institutions and monitors market position relative to each counterparty. Some of the agreements require cash deposits to be placed at another institution if the counterparty credit rating drops below a specified threshold. Such provisions did not affect the Company’s financial position as of December 31, 2015.

(r)	New Accounting Standards

In February 2016, the FASB issued a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. As a result, the Company will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.

In January 2016, the FASB issued an accounting standards update that amends various aspects of existing accounting guidance for financial instruments, primarily equity investments. Some of the main provisions of the guidance include measurement of equity investments at fair value with changes in fair value recognized in net income; separate presentation of the portion of the total change in fair value of a liability resulting from change in the instrument-specific credit risk in other comprehensive income; simplified impairment assessment method for equity investments without readily determinable fair values; eliminated disclosure requirements for certain financial instruments measured at amortized cost; and use of the exit price notion when measuring fair value of financial instruments for disclosure purposes. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this accounting standards update to have a material impact on its consolidated financial statements.

In June 2015, the FASB issued an accounting standards update that corrects differences between original accounting guidance and the accounting guidance codification, clarifies the accounting guidance, corrects references and makes minor improvements affecting a variety of accounting topics. Transition guidance varies based on the amendments in the update. The amendments in the update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect this accounting standards update to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will replace most existing revenue recognition standards under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard will require the Company to recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result, the Company will need to use more judgments and estimates to determine when and how revenue is recognized than U.S. GAAP currently requires. In August 2015, the FASB issued an accounting standards update that provides a one-year deferral of the effective date for the new revenue standard for public and non-public entities, resulting in an effective date for the Company of January 1, 2018. The Company believes the most significant effect of this accounting standards update will be the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by customers associated with flights points with a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.

(4)	Balance Sheet Components

Following are components of current and non-current other assets and liabilities in the accompanying consolidated balance sheets (in thousands):

Other non-current assets:

	December 31,
	2015	2014
Deferred rent asset	86,579	57,063
Intangible assets	49,000	49,000
Other	1,693	6,216

	$137,272	$112,279

The Company’s intangible assets consist of take-off and landing slots at LaGuardia Airport (LGA) and Ronald Reagan Washington National Airport (DCA) acquired in 2013 and in 2014, which are accounted for as indefinite lived assets. See Note 3—Summary of Significant Accounting Policies, for additional information about Intangible Assets.

Other current liabilities:

	December 31,
	2015	2014
Accrued salaries, wages and benefits	$47,032	$36,101
Fuel derivatives liability	17,850	12,730
Accrued taxes and fees for passenger travel	12,757	12,510
Other	39,496	39,382

	$117,135	$100,723

Fuel derivatives liability is net of $9.7 million in margin calls deposited with the Company’s counterparties. See Note 6—Financial Derivative Instruments and Risk Management for more information.

Other liabilities, non-current:

	December 31,
	2015	2014
Deferred rent credits	$48,219	$57,036
License fee liability	34,102	34,102
Other	1,731	3,484

	$84,052	$94,622

See Note 3—Summary of Significant Accounting Policies for additional information about deferred rent credits associated with lease incentives and license fee liability. License fee liability represents the increased Virgin Group license fee payment accrual in connection with the 2014 Recapitalization.

(5)	Fair Value

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2015 and 2014 respectively (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Cash equivalents	$419,176	$—	$—	$419,176
Restricted cash	19,800	—	—	19,800
Heating oil swaps—fuel derivative instruments	—	(17,895)	—	(17,895)
Jet fuel swaps—fuel derivative instruments	—	(9,655)	—	(9,655)
Interest rate swaps		155		155

	$438,976	$(27,395)	$—	$411,581

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Cash equivalents	$339,211	$—	$—	$339,211
Restricted cash	18,775	—	—	18,775
Heating oil collars—fuel derivative instruments	—	(27,170)	—	(27,170)
Brent calls—fuel derivative instruments	—	50	—	50

	$357,986	$(27,120)	$—	$330,866

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

The Company’s derivative instruments are privately negotiated contracts and are not traded on public exchanges. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility.

The following are estimated fair values of the Company’s debt at December 31, 2015 and 2014 (in thousands):

	Carrying value	Estimated fair value
Third-party debt:
Aircraft-related term loans	$193,618	$197,233
Pre–delivery payment loans	34,823	34,823
Term loan credit facility	40,000	40,000
Related-party debt:
Virgin Group	42,421	47,592

The estimated fair values of the Company’s related-party debt and aircraft-related term loans were based on rates currently offered for debt with similar maturities and terms. The carrying value of the airport slots term loan credit facility approximated fair value because it has a variable interest rate that approximates rates that would currently be available to the Company on borrowings for similar assets. The carrying value of the pre-delivery payment loans approximated fair value due to their short-term nature. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value, and therefore, such amounts are categorized as Level 3 in the fair value hierarchy.

(6)	Financial Derivative Instruments and Risk Management

(a)	Fuel Derivatives

The Company’s results of operations are inherently dependent on the cost of aircraft fuel, which is the Company’s single largest expense. Aircraft fuel prices have significant exposure to price volatility and fluctuate based upon market expectations such as demand and supply as well as other economic factors. Increases in aircraft fuel prices may adversely impact the Company’s financial performance, operating cash flow and financial position as a greater amount of cash may be needed in order to obtain aircraft fuel for operation. Since aircraft fuel is not widely traded on an organized futures exchange, the Company purchases futures contracts on commodities that are highly correlated to aircraft fuel prices. The Company’s fuel risk management strategy is to reduce fuel price volatility while managing the Company’s cash and margin exposure. The Company does not purchase or hold any derivatives financial instruments for trading purposes. To manage economic risks associated with the fluctuations of aircraft fuel prices, since 2012, the Company has hedged a targeted percentage of its forecasted fuel requirements over the following 12 months with a rolling strategy of entering into call options for crude oil and collar contracts for heating oil in the longer term, three to 12 months before the expected fuel purchase date; then prior to maturity of these contracts, within three months of the fuel purchase, the Company exits these contracts by entering into offsetting trades and locks in the price of a percentage of its fuel requirements through the purchase of fixed forward pricing (“FFP”) contracts in jet fuel. In 2015, the Company changed its fuel hedging program strategy by discontinuing the purchase of call options and collars, and began utilizing forward swaps on jet fuel, heating oil and crude oil to lock in future fuel purchase prices. The Company’s remaining heating oil collars matured by the end of the second quarter 2015 and the remaining Brent call options matured by the end of the third quarter.

The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. As of December 31, 2015, the total commitment related to FFP contracts was $7.5 million, for which the related fuel will be purchased during 2016.

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

(b)	Interest Rate Swaps

The Company enters into interest rate swaps to protect against adverse fluctuations in interest rates associated with variable rate debt financing by reducing its exposure to variability in cash flows related to the future interest payments on the financing for committed aircraft. The interest rate swaps are designated cash flow hedges, and swap the underlying base indexed interest rates of one aircraft delivered in 2015 for $33.0 million notional of aircraft financing with a 12-year term at 2.4% and for $6.0 million of the subordinated aircraft financing at 1.7% with a six-year term. These swaps matured as of December 31, 2015. The Company also entered into interest rate swaps on the underlying base indexed interest rates of one aircraft to be delivered in 2016 for $34.0 million notional debt with a 12-year term at 2.1%. The fair value of active interest rate swaps at December 31, 2015 is $0.2 million, which is reflected in other current receivables in the accompanying consolidated balance sheet. The AOCI balance at December 31, 2015 is a loss of $0.7 million and includes the value of interest rate swaps that matured in 2015 and are being amortized to interest expense over the term of the debt in the accompanying consolidated statement of operations.

(c)	Summary of Derivative Instruments

The following tables present the fair value of derivative assets and liabilities that are designated and not designated as hedging instruments, as well as the location of the asset and liability balances within the consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of December 31,
		2015	2014
Fuel derivative instruments—Brent calls	Current liabilities	—	(24,762)
Fuel derivative instruments—Heating oil swaps	Current liabilities	(17,895)	—
Fuel derivative instruments—Jet fuel swaps	Current liabilities	(9,655)	(84)

Total current liabilities		(27,550)	$(24,846)

Interest rate swaps	Current assets	155	—

Total current assets		$155	$—

Derivatives not designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of December 31,
		2015	2014
Fuel derivative instruments—Heating oil collars	Current liabilities	$—	$(2,408)
Fuel derivative instruments—Brent calls	Current liabilities	—	134

Total current liabilities		$—	$(2,274)

As of December 31, 2015, the Company has deposited $9.7 million as collateral with two of its counterparties to comply with margin call requirements related to fuel derivative losses that exceed the portfolio’s credit limit. The Company has recorded the margin call deposits in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2015, offsetting the net fuel hedge liability of $27.6 million. Thus the total net current liability related to fuel hedges is $17.9 million at December 31, 2015.

The following table summarizes the effect of fuel derivative instruments in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the year ended December 31,
		2015	2014	2013
Fuel derivative instruments	Aircraft fuel expense	$(40,204)	$(5,759)	$(2,597)
Interest rate swaps	Interest expense	(12)	—	—

Total impact to the consolidated statements of operations		$(40,216)	$(5,759)	$(2,597)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the year ended December 31,
		2015	2014	2013
Fuel derivative instruments	Aircraft fuel expense	$(1,005)	$(4,808)	$(1,849)

Total impact to the consolidated statements of operations		$(1,005)	$(4,808)	$(1,849)

At December 31, 2015, the Company estimates that approximately $25.7 million derivative losses related to its cash flow fuel hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The effect of interest rate swap instruments in the consolidated statement of operations for the year ended December 31, 2015, is immaterial. There were no interest rate swap instruments for the year ended December 31, 2014. At December 31, 2015, the amount of net derivative losses related to interest rate swaps included in AOCI that will be reclassified into earnings within the next 12 months is deminimus.

The effect of fuel derivative instruments designated as cash flow hedges and the underlying hedged items on the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively, is summarized as follows (in thousands):

Fuel derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or Interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	2015	2014	2015	2014	2015	2014
Fuel derivative instruments	$(38,628)	$(33,230)	$(39,003)	$(5,468)	$(1,201)	$(291)
Interest rate swaps	(665)	—	(12)	—	—	—

The notional amounts of the Company’s outstanding fuel derivatives are summarized as follows (in millions):

	December 31,
	2015	2014
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil collars (gallons)	—	36
Fuel derivative instruments—Brent calls (gallons)	—	16
Fuel derivative instruments—Heating oil swaps (gallons)	38	—
Fuel derivative instruments—Jet fuel swaps (gallons)	25	—
Interest rate swaps (dollars)	34	—
Derivatives not designated as hedging instruments:
Fuel derivative instruments—Heating oil collars (gallons)	—	3
Fuel derivative instruments—Brent calls (gallons)	—	13

As of December 31, 2015, the Company had entered into fuel derivative contracts for approximately 32% of its forecasted aircraft fuel requirements for 2016 at a weighted-average cost per gallon of $1.60, excluding related fuel taxes.

The Company presents its derivative instruments at net fair value in the accompanying consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net settlement under certain conditions. As of December 31, 2015, no amounts were available for offset. As of December 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

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

The fuel derivative agreements the Company has with its counterparties may require the Company to pay all, or a portion of, the outstanding loss positions related to these contracts in the form of a margin call prior to their scheduled maturities. The amount of collateral posted, if any, is adjusted based on the fair value of the fuel hedge derivatives. The Company had $9.7 million and $14.4 million of collateral posted related to outstanding fuel hedge contracts at December 31, 2015, and December 31, 2014, respectively.

(7)	Long-Term Debt

Long-term debt including accrued paid-in-kind interest consisted of the following at December 31, 2015 and 2014, respectively (in thousands):

	December 31,
	2015	2014
Third-party debt:
Aircraft-related term loans (a)	$193,618	$—
Pre–delivery payment loans (b)	34,823	51,240
Term loan credit facility (c)	40,000	40,000

Total third-party debt	268,441	91,240
Related-party debt:
Virgin Group (d)	52,808	50,295

Total debt	321,249	141,535
Less: current maturities (a),(b)	(48,843)	(33,824)
Less: unamortized debt issuance costs (a),(c)	(3,121)	(401)
Less: discount on Virgin Group debt (d)	(10,387)	(11,447)

Long–term debt	$258,898	$95,863

(a)

In April 2015, the Company executed aircraft-related debt facility agreements for $195.0 million with three financing parties to finance approximately 80% of the net purchase price of the Company’s five 2015 A320ceo aircraft deliveries. The Company closed and funded each tranche on the date of each of the aircraft deliveries from June through December 2015. The Company financed $168.6 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.6% and $26.4 million with subordinated debt facilities subject to six-year repayment terms with an average interest rate of 6.8%. Principal and interest is payable quarterly in arrears with $1.4 million of principal repaid during 2015. As of December 31, 2015, total unamortized debt issuance costs were $2.8 million. Loans related to two of the aircraft are pre-payable with a premium prior to the third anniversary of such advance date and at par thereafter, subject to payment of early termination charges, if applicable. Loans related to three of the aircraft are not pre-payable prior to the third anniversary of the issuance date and are pre-payable at par thereafter, subject to payment of early termination charges, if applicable.

In connection with three of the 2015 aircraft-related term loans, a special purpose entity was formed to authorize and issue senior and junior secured notes and to acquire, finance, own and lease to the Company certain aircraft. Under variable interest entity accounting guidelines, the Company consolidated this entity because the Company is its primary beneficiary. As of December 31, 2015, the entity’s assets consisted of three aircraft it leased to the Company and its only liabilities consisted of notes payable in relation to the financing of such aircraft.

(b)	In connection with the Company’s aircraft pre-delivery payment (“PDP”) obligations with Airbus, the Company has a credit agreement with lenders for the Company’s PDP commitments. Interest on borrowings under the credit agreement accrues monthly at a rate of 5% plus LIBOR. The PDP credit agreement is secured by the Company’s aircraft purchase rights under the Company’s purchase agreement with Airbus. The Company will repay advances and related interest allocable to each aircraft in full upon the delivery date of the individual aircraft, and upon repayment, the security for such aircraft’s purchase rights will be released. The current portion of the debt represents the PDP loan advances due with the delivery of the five aircraft in 2016.

(c)	In April 2014, the Company entered into a five-year term loan credit facility for $40.0 million to finance the purchase of domestic airport operating rights with principal repayable in full at maturity. The term loan credit facility is secured by certain of the Company’s take-off and landing rights at DCA, LGA and JFK. Amounts borrowed under this term loan accrue interest at a rate of LIBOR plus 3.5%, provided that LIBOR is not less than 1.0%, or a comparable alternative rate based on other interest rate indices. As of December 31, 2015 total unamortized debt issuance costs related to the facility were $0.3 million. The term loan requires compliance with certain covenants including semi-annual, third-party slot appraisal valuation requirements.

(d)	In November 2014, the Company issued a $50.0 million note (the “Post-IPO Note”) in connection with the 2014 Recapitalization. The fair value of the note of $38.5 million at the date of issuance was calculated using an effective interest rate of 8.5%. The effective interest rate increased to 9.8% in June 2015 as a result of the change in the term of the Post-IPO Note in connection with the cancellation of the Letter of Credit Facility described in Note 2—Summary of Significant Accounting Policies. At December 31, 2015, the redemption value of this note was $52.8 million. The Post-IPO Note bears payment-in-kind interest at 5.0% per year, compounded annually, and is due on November 19, 2020. The Post-IPO Note may be redeemed at the option of the Company at any time in the amount equal to the then-outstanding principal of the Post-IPO Note, including accrued interest. Upon a change of control or a qualified sale, the holder of the Post-IPO Note can cause the Company to redeem all of the principal at the redemption price then in effect. The Post-IPO Note is currently unsecured, and the Company is restricted from incurring any future secured indebtedness related to the Company’s unencumbered assets unless the Post-IPO Note is secured on a pari passu basis with such debt.

As of December 31, 2015, the Company is in compliance with all debt covenants.

(8)	Contingencies and Commitments

(a)	Contingencies

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

The Company evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of the aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees. The Company maintains $72.4 million of pre-delivery payments, of which $46.4 million relates to the next five and $26.0 million to the last 30 aircraft, in its accompanying consolidated balance sheets as of December 31, 2015, $34.8 million of which was financed by a third party.

Committed expenditures not subject to cancellation rights for these aircraft and separately sourced spare engines, including estimated amounts for contractual price escalations and pre-delivery payment deposits, will total approximately $211.9 million in 2016. In October 2015, the Company executed debt facility agreements to finance the Company’s five 2016 aircraft deliveries for $199.3 million. This financing represents approximately 80% of the net purchase price of the A320ceo aircraft. Each of the loans will be closed and funded on the date of each respective aircraft delivery. The Company will finance $168.2 million through senior debt facility agreements with terms of 12 years and $31.1 million through subordinate debt facility agreements with terms of seven years. Principal and interest will be payable quarterly in arrears. All of the debt will accrue interest which, if fixed at current rates would average 4.4%. The debt agreements have no financial covenants. The Company entered into interest rate swaps on the underlying base indexed interest rates of one aircraft for $34.0 million notional of aircraft financing with a 12-year term at 2.1%. Refer to Note 6 for further information. The Company took delivery of two aircraft in February 2016 as scheduled and drew the related financing in connection with such deliveries, which increased long-term debt by $78.0 million.

Operating Leases

As of December 31, 2015, the Company leased 53 of the 58 aircraft in its fleet, as well as four of its five spare engines, under operating leases and executed a commitment to lease 10 new Airbus A321neos in 2017 and 2018.

In connection with the 2013 Recapitalization described in Note 2, the Company executed a series of amendments to its aircraft leases. The aircraft lease amendments resulted in extensions of varying lengths by lease for periods from three to five years, up to 15 years from date of the aircraft manufacture, reductions to base monthly rent, maintenance deposits or both through monthly cash rebates (“Lease Rebates”). These Lease Rebates are accounted for as an incentive to be recorded as a reduction of rent expense on a straight-line basis over the lease term. Payment of future Lease Rebates are contingent on the Company maintaining $75.0 million of unrestricted cash as of the last day of each month and recognized as a reduction in rent expense when the liquidity requirement is met. Under the amended lease agreements, for substantially all of the lessors who are providing Lease Rebates from monthly base rent, the Company is obligated to refund 25% of all the Lease Rebates received through December 31, 2016 in the first quarter of 2017 or on a pro-rata basis with any debt repayment occurring prior to the first quarter of 2017. Refundable Lease Rebates are recorded as a component of the deferred rent balance in the consolidated financial statements. As a result of the repayment of related-party debt in connection with the 2014 Recapitalization, the Company accelerated $2.5 million of refundable Lease Rebates to December 2014. The aggregate lease rebates earned and recorded as contingent rent for the year ended December 31, 2015 and 2014 were $19.5 million and $19.8 million.

In December 2015, the Company entered into lease agreements for ten A321neo aircraft to be delivered between 2017 and 2018. The Company has the option to purchase up to four of the ten aircraft no less than six months prior to the delivery date. The lease agreements have terms of 12 years with an option to renew for up to two consecutive renewal terms. The Company evaluated the lease agreements and determined that the leases would qualify as operating leases. Rent payments are variable and adjust based on fluctuations in LIBOR or other interest rate benchmark adjustments as defined in the contract, with an option to fix rates and related rent payments for several of the leases at the time of aircraft delivery. The Company made deposits totaling $8.4 million on the ten aircraft and will be required to make additional deposits equal to one month rent if the Company’s unrestricted cash is less than 15% of trailing twelve month revenues two business days prior to delivery. The Company is not required to make maintenance reserve payments on these aircraft.

The Company also leases airport space, office space and other equipment, which expire in various years through 2022. The Company has funded $75.1 million and $67.6 million as of December 31, 2015 and 2014 in cash to various lessors to serve as collateral for base rent deposits related to all of its leases.

The Company recorded rent expense, net of Lease Rebates, of $235.3 million, $233.9 million and $243.9 million on all non-cancelable operating leases in 2015, 2014, and 2013, respectively, including $37.8 million, $3.8 million, and $3.0 million in 2015, 2014 and 2013, respectively, for supplemental rent as further described in Note 3—Summary of Significant Accounting Policies—Aircraft Maintenance Deposits.

Summary of Future Payment Obligations

As of December 31, 2015, the Company has the following contractual payment commitments (in thousands):

Year	Long-term debt including related- party (1)	Aircraft and engine purchases (2)	Aircraft and engine leases (3)	Maintenance deposits (4)	Other leases (5)	Total
2016	$48,843	$211,867	$220,244	$8,951	$29,222	$519,127
2017	14,926	—	218,481	9,391	30,380	273,178
2018	55,567	—	238,532	10,190	27,021	331,310
2019	66,597	—	232,505	10,820	18,778	328,700
2020	14,646	—	212,982	11,417	14,780	253,825
Thereafter	120,670	—	827,615	25,638	30,440	1,004,363

	$321,249	$211,867	$1,950,359	$76,407	$150,621	$2,710,503

(1)	Includes accrued paid-in-kind interest; excludes future interest of $14.2 million to be accrued through November 2022.
(2)	Represents non-cancelable contractual payment commitments for aircraft and engines.
(3)	Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates. Commitment table includes expected rent payments for A321neo aircraft not yet in the Company’s fleet: for these A321neo aircraft to be received in 2017 and 2018, assumes that all ten aircraft will be leased, includes minimum lease payments and does not include amounts related to variable rent adjustments subject to interest rate fluctuations as defined in the contract.
(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.
(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.

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

(9)	Stockholders’ Equity

In conjunction with its IPO and the 2014 Recapitalization in November 2014, the Company amended and restated its certificate of incorporation to authorize the issuance of common stock, non-voting common stock, and preferred stock. All pre-existing classes of common stock and convertible preferred stock were converted to common stock or non-voting common stock in connection with the 2014 Recapitalization. See Note 2— Recapitalizations for additional information.

Prior to the 2014 Recapitalization, the Company had seven classes of common stock. Effective with the 2014 Recapitalization, all pre-existing classes of common stock were converted to common stock or non-voting common stock, subject to U.S. federal statutory and/or regulatory laws with respect to ownership and control of U.S. airlines by non-U.S. citizens. As of December 31, 2015 and 2014 Stockholders’ Equity was follows:

		Shares authorized
		December 31,
		2015	2014
Voting Common Stock	(a)	650,000,000	650,000,000
Non-Voting Common Stock	(b)	100,000,000	100,000,000

		750,000,000	750,000,000

			Shares issued
			As of December 31,
			2015	2014
Voting Common Stock	(c	)	37,807,501	36,267,148
Non-Voting Common Stock			6,852,738	6,852,738

			44,660,239	43,119,886

			Shares issued and outstanding
			December 31,
			2015	2014
Voting Common Stock			37,325,228	36,267,148
Non-Voting Common Stock			6,852,738	6,852,738

			44,177,966	43,119,886

(a)	Voting Common Stock is entitled to one vote per share.
(b)	Non-Voting Common Stock does not have the ability to vote on any matters.
(c)	Includes 313,824 shares from restricted stock awards and 168,449 shares of treasury stock.

The votes per share on all matters that require a vote by the Company’s stockholders are set forth in the Eleventh Amended and Restated Certificate of Incorporation.

(a)	Preferred Stock

In connection with the IPO in November 2014, the Company authorized the issuance of 10,000,000 shares of preferred stock, of which none were issued and outstanding at December 31, 2015 and December 31, 2014. Prior to the IPO, the Company had previously authorized the issuance of 1,109,812 shares of redeemable convertible preferred stock, of which 1,109,811 shares were issued and outstanding up to the date of the 2014 Recapitalization in November 2014. The redeemable convertible preferred stockholders were entitled to receive dividends on a pari passu basis with the common stock and thus were participating securities. No dividends were declared in 2015, 2014 or 2013. The redeemable convertible preferred stock previously outstanding prior to the IPO was converted to common stock in connection with the 2014 Recapitalization and all shares of redeemable convertible authorized were canceled. Refer to Note 2—Recapitalizations for additional information.

(b)	Treasury Stock

The Company withholds and retires shares of common stock to cover employees’ portion of required tax withholdings when employee equity awards issued outside of the Plan vest. These shares were valued at the market price of the common stock on the date of settlement. As of December 31, 2015, the Company held 168,449 shares of treasury stock. The Company did not hold treasury stock prior to 2015.

(10)	Share-based Compensation

(a)	Share-based Compensation Plans

In November 2005, the Company adopted the 2005 Virgin America Inc. Stock Incentive Plan (the “2005 Plan”), which was amended and restated. In November 2014, the Company adopted the 2014 Virgin America Inc. Equity Incentive Award Plan (the “2014 Plan”), which superceded the 2005 Plan. There were 1,017,570 shares available for issuance under the Plans at December 31, 2014, which included 600,000 shares available for issuance under the 2014 Plan in addition to 417,570 shares available for issuance from the 2005 Plan that rolled over into the 2014 Plan. An annual increase in shares available for issuance under the 2014 Plan on the first day of each year beginning in 2015 and ending in 2024 is subject to the approval of the Compensation Committee of the Board of Directors and is limited to 2.5% of the common stock outstanding at the end of the preceding fiscal year and subject to an overall cap of 13.9 million shares of common stock that may be issued under the 2014 Plan in the aggregate. The Board approved an increase to the number of shares available for issuance under the 2014 Plan in 2015. If any shares subject to an award are forfeited, expire or become tax settled shares withheld, these shares will be added back to shares available for future grant under the 2014 Plan, and thus will be added back to the shares available for issuance. As of December 31, 2015, the Company had 1,387,467 shares available for grant under the 2014 Plan.

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

RSUs granted to the members of the Board of Directors and to the Company’s chief executive officer (“CEO”) prior to the IPO were granted outside of the 2005 Plan. RSUs granted to the Board members prior to IPO generally vest based upon meeting a one-year service period. RSUs granted to the CEO prior to the IPO generally have service periods of up to four years.

Stock grants under the 2014 Plan made to members of the Board and to employees are in the form of RSUs or restricted stock awards with a service condition of generally three years.

In November 2015, the Company granted restricted stock awards with service, market and performance conditions (“PSAs”) and restricted stock awards with service conditions (“RSAs”) to officers. The PSAs have a three-year cliff vesting service requirement. The RSAs have a three year service requirement for which vesting occurs annually over the three year requisite service period. The performance conditions of the PSAs are based on metrics measured by the Company’s financial performance relative to certain peer airlines, and the market condition is based on stock price performance relative to certain peers (total shareholder return or “TSR”). The maximum PSA payout is 200% of target shares and the minimum payout is zero. Target shares is considered shares granted at 100% of available share payout. The market metric TSR is used as a share multiplier after the performance metric determines the number of base shares achieved. If performance metrics are not achieved (i.e. “0%”), then the TSR multiplier would have no effect. Expense for PSAs is recognized based on the expected achievement at each reporting period that is reassessed by the Company on a quarterly basis.

There were no stock options granted in 2015. Stock option activity under the 2005 Plan and superceded by the 2014 Plan (collectively referred to as “the Plan”) as of December 31, 2015 is as follows:

	Service Options	Performance Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding as of December 31, 2014	134,513	913,344	$15.95	7.31
Granted	—	—	—
Forfeited / canceled	(18,274)	(29,049)	39.78
Exercised	(65,244)	(408,939)	14.62

Outstanding as of December 31, 2015	50,995	475,356	15.01	6.77
Options vested and expected to vest as of December 31, 2015	50,909	474,922	$15.02	6.77
Options vested and exercisable as of December 31, 2015	46,457	434,509	$15.47	6.70
Unrecognized compensation (in thousands)	$22 (1)	$14 (2)

(1)	The Company expects to recognize this share-based compensation expense over a weighted-average remaining recognition period of 0.83 years.
(2)	The Company expects to recognize this share-based compensation expense over a weighted-average remaining recognition period of 0.39 years.

The total intrinsic value of options exercised and total grant-date fair value of service condition options vested during the year ended December 31, 2015 was $10.1 million and $0.1 million, respectively, and during each of the years ended 2014 and 2013 were de minimus. The aggregate intrinsic value for options outstanding and options exercisable represents the total pretax intrinsic value based on the fair value of the Company’s common stock of $36.01 per share that would have been received by the option holders had those options holders exercised their stock options as of December 31, 2015. The aggregate intrinsic value of options outstanding at December 31, 2015 is $11.1 million and options exercisable is $9.9 million.

With respect to the stock option grants containing performance-based conditions, $0.1 million expense was recorded in 2015, $4.6 million expense was recorded in 2014, and no share-based compensation expense was recorded in 2013.

Restricted stock award activity granted under the 2014 Plan is as follows:

	Service stock awards	Performance stock awards	Total stock awards	Weighted average grant date fair value per share	Aggregate grant date fair value (in thousands)
Unvested as of December 31, 2014	—	—	—	$—	$—
Granted	160,858	76,483	237,341	37.84	8,981
Vested	—	—	—	—	—
Forfeited and canceled	—	—	—	—	—

Unvested as of December 31, 2015	160,858	76,483	237,341	$37.84	$8,981

The performance restricted stock awards shown above are presented at target share payout. As of December 31, 2015, total unrecognized compensation expense for restricted stock awards granted under the 2014 Plan was approximately $7.5 million to be recognized over a weighted-average remaining recognition period of 2.87 years.

RSU activity granted under the the Plan is as follows:

	Service restricted stock units	Performance restricted stock units	Total restricted stock units	Weighted average grant date fair value per share	Aggregate grant date fair value (in thousands)
Unvested as of December 31, 2014	340,411	295,779	636,190	$16.49	$10,489
Granted	174,777	—	174,777	34.64
Vested	(112,056)	(271,352)	(383,408)	13.01	(4,988)
Forfeited and canceled	(24,058)	(1,490)	(25,548)	21.75

Unvested as of December 31, 2015	379,074	22,937	402,011	$27.36	$11,001

Pre-IPO RSU activity granted outside of the 2005 Plan is as follows:

	Service restricted stock units	Performance restricted stock units	Total restricted stock units	Weighted average grant date fair value per share	Aggregate grant date fair value (in thousands)
Unvested as of December 31, 2014	51,520	604,384	655,904	$10.11	$6,630
Granted	—	—	—	—
Vested	(38,273)	(311,138)	(349,411)	11.17	(3,902)
Forfeited and canceled	—	—	—	—

Unvested as of December 31, 2015	13,247	293,246	306,493	$8.90	$2,728

As of December 31, 2015, total unrecognized compensation expense for RSUs granted under all Plans and outside the Plans was approximately $9.3 million to be recognized over a weighted-average remaining recognition period of 1.74 years.

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

RSAs are valued based on the grant date market price and are recognized over the requisite service period on a straight line basis.

The grant date fair value of the PSAs was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements. The valuation assumptions are as follows:

Year Ended December 31, 2015
Expected volatility	41.60%
Risk free interest rate	0.94%
Expected term (in years)	2.14
Expected dividends	—%
Correlation co-efficient	0.50

The expected stock price volatility assumption is based on a combination of the Company’s historical volatility since the IPO and the historical volatilities for industry peers for the time period equal to the expected term.

The risk-free interest rate assumption is based on U.S. Treasury instruments whose term is consistent with the expected term.

The expected term is commensurate with the time remaining until the end of the TSR performance period.

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The correlation co-efficient is based on the Company’s historical daily prices relative to the Index.

The Company records share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based upon the Company’s historical pre-vesting forfeiture experience. Share-based compensation expense is recorded in salaries, wages and benefits in the accompanying consolidated statements of operations. Total share-based compensation expense recorded for 2015, 2014, 2013, including stock options, restricted stock awards, and RSUs granted under both the 2014 and 2005 Plans and outside of the Plans, as well as a grant of shares of common stock on the IPO date was $6.1 million, $14.0 million, and $0.4 million, respectively.

During 2015, there was $2.2 million of tax benefit recognized in income related to stock-based compensation. No material income tax benefit was recognized relating to share-based compensation for 2014 and 2013. No tax benefits were realized from exercised stock options for 2015, 2014 and 2013. Stock-based awards activity did not have an impact on cash flows from financing activities for 2015, 2014 and 2013.

(b)	Teammate Stock Purchase Plan

In November 2014, the Company adopted the Teammate Stock Purchase Plan (“TSPP”), under which 160,000 shares of the Company’s common stock were reserved for issuance to eligible employees. An annual increase on the first day of each year beginning in 2015 and ending in 2024 is subject to approval by the Compensation Committee of the Board of Directors, limited to 1% of the common stock outstanding at the end of the preceding year and subject to an overall cap of 4.8 million shares of common stock that may be issued under the TSPP in the aggregate. The Board approved an increase to the number of shares available for issuance under the TSPP in 2015. Employees are offered shares bi-annually through two six-month offering periods, which begin on February 15 and August 15 of each year. Employees may purchase a limited number of shares of the Company’s stock via regular payroll deductions at a discount of 10% of the market value at the end of the six-month offering period. Employees may deduct up to 10% of payroll up to $25,000 per year, with a cap of 5,000 shares per employee per offering period. The TSPP is scheduled to terminate on January 3, 2024. There have been 20,496 shares issued under the TSPP at an average price of $31.56 per share as of December 31, 2015.

(11)	Employee Benefit Plans

(a)	401(k) Plan

The Company sponsors a retirement savings 401(k) defined contribution plan covering all employees that includes Company matching contributions. Company contributions expensed in 2015, 2014, and 2013 were $17.4 million, $10.6 million, and $6.0 million, respectively.

Beginning January 1, 2014, the Company match increased to 125% of the first 6% of employee contributions. Until December 31, 2013, the Company matched 100% of the first 5% of employee contributions.

There is no waiting period for eligibility for Company matching.

Effective January 1, 2015, the Company adopted a new discretionary 401(k) company contribution called “401(k) Plus” under which the Company will make additional 401(k) contributions of 4.5% of salary for pilots and 1.5% for all other teammates. 401(k) Plus contributions will be evaluated annually by the Board of Directors and may change in future years.

(b)	Profit Sharing Plan

Starting in 2015, the Company’s teammate profit-sharing program generally provides that, for each year in which the Company has an annual pre-tax profit, it will pay 15% above the threshold on that profit net of profit-sharing expense to substantially all of its teammates (other than officers and certain management teammates who are not eligible for profit sharing). This threshold is determined by multiplying $1.5 million times the average number of aircraft in the Company’s fleet for the full year. For 2015, the pre-tax income threshold was $81.4 million. Prior to 2015, there was no threshold. For the year ended December 31, 2014, the Company adjusted pre-tax income to exclude certain IPO related expenses, as the Company considered these expenses one-time, non-operational items that should not reduce the profit-sharing basis for teammates. The Company recorded profit-sharing expense of $20.5 million, $14.4 million, and $2.1 million, respectively for the year ended December 31, 2015, 2014, and 2013.

(12)	Income Taxes

The expense for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	175	(23)	317
Deferred:
Federal	(156,076)	1,110	—
State	(16,486)	92	—

	$(172,387)	$1,179	$317

The following table shows significant components of the Company’s deferred tax assets and liabilities (in thousands). These are classified in other current and non-current assets and liabilities:

	December 31,
	2015	2014
Deferred tax assets:
Capitalized start-up costs	$18,717	$21,610
License fee liability	12,885	12,914
Share-based compensation	2,857	5,162
Accruals and reserves	41,768	46,503
Unrealized loss on fuel hedges	10,656	12,022
Net operating loss carryforwards	249,900	245,384

Total deferred tax assets	336,783	343,595

Deferred tax liabilities:
Manufacturers incentives	(173)	(26)
Maintenance deposits	(82,472)	(80,354)
Deferred aircraft rent	(31,412)	(19,756)
Related-party debt	(3,925)	(4,334)
Indefinite lived slots	(2,433)	(1,201)
Property and equipment	(44,925)	(1,030)

Total deferred tax liabilities	(165,340)	(106,701)
Less: Valuation allowance	—	(238,095)

Net deferred tax asset (liability)	$171,443	$(1,201)

As of December 31, 2015, the Company presented net non-current asset of $171.4 million as a separate line item on the consolidated balance sheets. As of December 31, 2014 the net non-current liability of $1.2 million was included in “Other liabilities.” The Company elected to early adopt the 2015 accounting standards update effective December 31, 2015 on a retroactive basis, resulting in a reclassification of net current deferred tax liabilities to non-current presentation in the accompanying consolidated balance sheet as of December 31, 2014. The Company’s expense (benefit) for income taxes differs from that using the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax at the statutory rate	$58,853	$21,451	$3,661
Permanent items	732	651	1,526
State income taxes, net of federal tax benefit	4,679	1,758	325
Other	1,444	—	—
Change—valuation allowance	(238,095)	(22,681)	(5,195)

Total income tax expense (benefit)	$(172,387)	$1,179	$317

At December 31, 2015, the Company had NOLs of approximately $691.0 million for federal income tax purposes that expire beginning in 2027 and continuing through 2035, and the Company has NOLs of approximately $359.3 million for state income tax purposes that expire beginning in 2017 and continuing through 2037. A total of $20.5 million of the federal net operating loss and $10.8 million of the state net operating loss carryforward are related to excess tax benefits as a result of stock option exercises, and therefore will be recorded in additional paid-in capital in the period that they become realized. During the year ended December 31, 2015, the Company did not realize any excess tax benefits as a result of stock option exercises, therefore, there were no amounts recorded to additional paid-in capital.

During the fourth quarter of 2015, after considering all positive and negative evidence and the four sources of taxable income, the Company concluded that its deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing its net federal and state deferred tax assets, the significant relevant factors that the Company considered were: (1) its recent history of and forecasted profitability; (2) tax planning strategies; and (3) future impact of taxable temporary differences. In 2015, the Company was no longer in a three year pretax cumulative loss position. Additionally, the Company projects significant pretax income in 2016 and beyond even after stress testing for various levels of fuel price, PRASM and CASM. Therefore, the Company recognized a $173.5 million benefit in the fourth quarter 2015 in connection with releasing all of its valuation allowance, resulting in a $172.4 million net benefit in its provision for income taxes. The Company had no valuation allowances as of December 31, 2015 and had a valuation allowance of $238.1 million as of December 31, 2014. The change in valuation allowance between 2013 and 2014 were exclusively driven by changes in net deferred tax assets including NOLs. The change from 2014 to 2015 was due to the reversal of the valuation allowance in the fourth quarter of 2015.

	2015	2014
Balance at beginning of year	$238,095	$261,432
Charged to provision	(238,095)	(22,681)
Charged to equity	—	(6,898)
Charged to OCI	—	6,242

Balance at end of year	$—	$238,095

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change results from a cumulative change in the equity ownership of certain stockholders by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the Company’s pre-charge NOLs would be subject to annual limitation under Section 382, which is generally determined by multiplying the value of the

Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. Multiple Section 382 limitations can be created by multiple ownership changes. In cases of multiple ownership changes, a subsequent ownership change can reduce, but not increase, the size of the Section 382 limitation that applies to pre-change losses from an earlier ownership change. As a result of a January 2010 equity restructuring, the Company experienced a Section 382 ownership change, and the Company estimates that certain of its federal and state NOLs will be subject to limitation as a result of this change. As a result of the 2014 Recapitalization and the IPO, the Company has experienced another Section 382 ownership change. The Company does not believe these limitations will prevent it from realizing the benefit of all its NOLs based on projections of future taxable income and the annual limitation. As of December 31, 2015, the Company had $691.0 million of federal NOLs available, which includes $329.7 million of NOLs generated prior to the 2010 change that are now subject to multiple limitations, $315.3 million of NOLs that are subject to the 2014 Section 382 limitation and $46.0 million of NOLs that are unlimited. Based on the most restrictive limitation as of December 31, 2015, $341.0 million of federal NOLs (including unlimited NOLs) are available to offset taxable income in 2016. The limitation will increase annually such that by 2019 substantially all available NOLs as of December 31, 2015 will be available to be used to offset taxable income.

The Company’s unrecognized tax benefits related to uncertain tax positions were approximately $5.0 million for the years ended December 31, 2015, 2014 and 2013. When recognized, the unrecognized tax benefit will impact the effective tax rate. The Company estimates that the unrecognized tax benefit will not significantly change within the next 12 months.

A reconciliation of the gross unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at beginning of year	$5,043	$5,043	$5,043
Increase (decrease) for tax positions taken in prior years	—	—	—
Increase for tax positions taken in the current year	—	—	—
Decrease for settlements with taxing authorities	—	—	—
Decrease for lapsing of the statute of limitations	—	—	—

Balance at end of year	$5,043	$5,043	$5,043

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and has identified its state tax return in California as a “major” tax jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. In California, the income tax years 2006 through 2014 remain open to examination.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no accruals for the payment of interest and penalties at December 31, 2015 or 2014.

(13)	Related-Party Transactions

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

The Company recorded the fair value of the increase of $34.1 million as a reduction in related-party debt and an increase in other long-term liabilities as it is a part of the consideration to the Virgin Group for completing the 2014 Recapitalization. Refer to Note 2—Recapitalizations for additional details.

The Company paid license fees of $7.7 million, $7.4 million and $7.1 million during the years ended December 31, 2015, 2014 and 2013. The Company has accrued unpaid royalty fees of $2.0 million and $1.8 million at December 31, 2015 and 2014.

As of December 31, 2015, Virgin Group Holdings Limited owns approximately 18.3% of the Company’s issued and outstanding voting stock and have other significant investments in the Company. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Board of Directors must be U.S. citizens. U.S. citizen investors own over 75% of the voting stock of the Company, of which entities affiliated with Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owns approximately 27.9% as of December 31, 2015.

As of December 31, 2015, 16.4% of the Company’s $321.2 million contractual debt is held by related-party investors. All of the Company’s previously outstanding related-party debt was extinguished in November 2014 as part of the 2014 Recapitalization. See Note 2—2014 Recapitalization for additional information. In connection with this, the Company incurred $3.6 million, $33.7 million and $68.4 million of related-party interest expense for the years ended December 31, 2015, 2014 and 2013. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee was equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on daily basis from the date of issuance and was payable quarterly. In June 2015, the Company canceled the Letter of Credit Facility in conjunction with the elimination of the credit card holdback requirement and stopped incurring related commitment fees. For the years ended December 31, 2015 and 2014, the Company recorded $2.5 million and $0.6 million in commitment fees related to this Letter of Credit Facility in other income (expense) in the accompanying consolidated statement of operations.

(14)	Net Income Per Share

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

For periods prior to the completion of the Company’s IPO, the basic weighted-average common shares outstanding included shares of Class A, Class A-1, and Class B common stock, but excluded Class D, Class E and Class F common stock as the holders of these classes were not entitled to dividends or distributions declared on common stock until the initial investments of the Company’s initial stockholders had been returned. The basic weighted-average common shares outstanding also excluded Class G common stock, which did not participate in dividends or distributions and were director and employee stock awards. Class D and Class F common stock reached their automatic conversion date and were converted into Class B common stock in May 2014 and thus were no longer outstanding at the date of the Company’s IPO. The conversion did not increase total Class B shares outstanding. All previously outstanding shares of Class E common stock were canceled in September 2014 and were also no longer outstanding at the date of the Company’s IPO. Immediately prior to the consummation of the IPO in November 2014, all outstanding shares of preferred stock and all classes of common stock were converted to shares of voting common stock or non-voting common stock. As a result, voting and non-voting stock, which participate equally in dividends and distributions, are the only outstanding equity in the Company as of December 31, 2015 and December 31, 2014 and are included in basic EPS for the period outstanding.

For periods prior to the completion of the Company’s IPO, the diluted net income (loss) per share calculations included shares of Class A, Class A-1, and Class B common stock, as well as warrants to purchase shares of Class A and Class C common stock where the warrant exercise price was below the fair value of the underlying common stock and therefore had a dilutive effect. Stock options and unvested RSUs were excluded from the calculation of diluted net income (loss) per share because exercise or settlement of these awards would have resulted in issuance of Class G common stock, which did not participate in dividends or distributions. Subsequent to the Company’s IPO, the exercise or settlement of all options, RSUs and restricted stock will result in the issuance of common stock that participates in dividends and distributions; thus, in-the-money options and unvested RSUs and restricted stock awards have been included in diluted EPS for the period subsequent to the IPO, if the effect is dilutive, and if the stock awards have met the performance or market conditions during the reporting period in association with contingently issuable share reporting guidance. The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stock for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
BASIC:
Net income	$340,537	$60,109	$10,144
Less: net income allocated to participating securities	—	(8,093)	(6,215)

Net income attributable to common shareholders	$340,537	$52,016	$3,929

Weighted-average common shares outstanding	43,547	6,176	702

Basic net income per share	$7.82	$8.42	$5.60

DILUTED:
Net income	$340,537	$60,109	$10,144
Less: net income allocated to participating securities	—	(6,850)	(4,084)

Net income attributable to common shareholders	$340,537	$53,259	$6,060

Weighted-average common shares outstanding-basic	43,547	6,176	702
Effect of dilutive potential common shares	919	1,294	945

Weighted-average common shares outstanding-diluted	44,466	7,470	1,647

Diluted net income per share	$7.66	$7.13	$3.68

The following warrants and director and employee stock awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Year Ended December 31,
	2015	2014	2013
Warrants to purchase common stock	—	—	33,124
Stock option awards	7	17	—
Restricted stock awards	30	—	—
Restricted stock units	14	—	—

Quarterly Financial Information

Quarterly results of operations for the years ended December 31 (unaudited) are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 (1)
Operating revenues	$326,352	$400,886	$410,881	$391,465
Operating income	15,384	67,658	73,868	20,329

Net income	12,785	64,989	71,856	190,907

Basic earnings per share	$0.30	$1.50	$1.65	$4.33
Diluted earnings per share	$0.29	$1.47	$1.61	$4.28

2014 (2)
Operating revenues	$313,390	$398,845	$405,534	$372,198
Operating income (loss)	(13,131)	47,126	52,325	10,095

Net income (loss)	(22,354)	36,983	41,608	3,872

Basic earnings (loss) per share	$(31.86)	$20.42	$22.97	$0.17
Diluted earnings (loss) per share	$(31.86)	$11.92	$13.41	$0.16

(1)	Fourth quarter of 2015 includes $36.1 million additional expense related to the change in estimate on expected supplemental rent payments associated with future maintenance events and $173.5 million tax benefit related to the valuation allowance reversal.
(2)	Fourth quarter of 2014 includes approximately $19.6 million of salaries, wages and benefits charges resulting from the IPO.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Ernst & Young LLP has issued their report which is included elsewhere herein.

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

3.	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Virgin America Inc.	8-K	3.1	11/19/2014

3.2	Amended and Restated Bylaws of Virgin America Inc.	8-K	3.2	11/19/2014

10.1†	General Terms Agreement No. CFM-04-0012B, dated as of June 14, 2004, between Best Air Holdings, Inc. and CFM International, Inc., as amended by Amendment No. 1, dated November 18, 2005, and as supplemented by Letter Agreement No. 1 dated June 14, 2004 (as amended by Amendment No. 1 to Letter Agreement No. 1, dated October 10, 2005, Amendment No. 2 to Letter Agreement No. 1, dated August 2, 2006, Amendment No. 3 to Letter Agreement No. 1, dated October 8, 2010 and Amendment No. 4 to Letter Agreement No. 1, dated December 29, 2010), Letter Agreement No. 2-2 dated November 1, 2013, Letter Agreement No. 4 dated November 9, 2010, Letter Agreement No. 5 dated April 18, 2011 (as amended by Amendment No. 1 to Letter Agreement No. 5, dated December 20, 2012) and Letter Agreement No. 6 dated October 3, 2011 (as amended by Amendment No. 1 to Letter Agreement No. 6, dated December 20, 2012)	S-1/A	10.1	10/07/2014

10.2†	Amended and Restated Engine Services Agreement, dated as of October 22, 2008, between Virgin America Inc. and GE Engine Services, Inc., as amended by Amendment No. 1, dated July 24, 2009, Amendment No. 2, dated November 29, 2010, Amendment No. 3, dated March 21, 2011, Amendment No. 4, dated April 18, 2011 and Amendment No. 5, dated January 8, 2013	S-1/A	10.2	10/07/2014

10.3†	Rate Per Flight Hour Agreement for Engine Shop Maintenance Services, dated as of October 1, 2011, between Virgin America Inc. and CFM International, Inc., as amended by Amendment No. 1, dated December 20, 2012	S-1/A	10.3	10/07/2014

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

10.4†	Signatory Agreement, dated as of November 5, 2009, between Virgin America Inc. and U.S. Bank National Association, as amended by First Amendment, effective as of July 25, 2013 and Second Amendment, dated February 3, 2014	S-1/A	10.4	11/03/2014

10.5†	Signatory Agreement, dated as of August 14, 2012 between Virgin America Inc. and Elavon Financial Services Limited	S-1/A	10.5	11/03/2014

10.6†	Signatory Agreement, dated as of June 1, 2010 between Virgin America Inc. and U.S. Bank National Association	S-1/A	10.6	11/03/2014

10.7†	Signatory Agreement, dated as of June 1, 2010 between Virgin America Inc. and Elavon Canada Company	S-1/A	10.7	11/03/2014

10.8†	Payment Processing Support Services Agreement, dated as of January 20, 2014 by and between Elavon, Inc. and Virgin America Inc.	S-1/A	10.8	11/03/2014

10.9†	Amendment to Payment Processing Support Services Agreement, effective as of October 1, 2015, by and between Elavon, Inc. and Virgin America Inc.	10-Q	10.1	10/29/2015

10.10†	Terms and Conditions of Worldwide Acceptance of the American Express Card by Airlines, dated as of September 1, 2006, by and between Virgin America Inc. and American Express Travel Related Services Company, Inc.	S-1/A	10.9	09/16/2014

10.11	Amendment to the Terms and Conditions of Worldwide Acceptance of the American Express Card by Airlines, dated November 18, 2014, by and between Virgin America Inc. and American Express Travel Related Services Company, Inc.	10-K	10.10	03/02/2015

10.12†	Second Amendment to the Terms and Conditions of Worldwide Acceptance of the American Express Card by Airlines, dated June 15, 2015, by and between Virgin America Inc. and American Express Travel Related Services Company, Inc.	10-Q	10.6	07/30/2015

10.13	Registration Rights Agreement, dated November 13, 2014, among Virgin America Inc. and certain of its stockholders	8-K	99.1	11/19/2014

10.14†	Co-Brand Credit Card Program Agreement, dated as of May 16, 2013, by and between Virgin America Inc. and Comenity Capital Bank	S-1/A	10.11	10/10/2014

10.15	Trade Mark License Agreement, dated as of April 9, 2007, by and among Virgin America Inc., VAL Trademark Three Limited and Virgin Enterprises Limited, as amended by Amendment No. 1 dated March 1, 2013	S-1/A	10.12	08/25/2014

10.16	Trade Mark License Agreement, dated as of November 24, 2008, by and among Virgin America Inc., Virgin Enterprises Limited, Virgin Money Investment Holdings Limited and Virgin Money Investment Group Limited	S-1/A	10.13	07/28/2014

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

10.17	Office Lease Agreement, dated as of December 9, 2005, between CA-Bay Park Plaza Limited Partnership and Virgin America Inc., as amended by First Amendment, dated as of July 1, 2009, Second Amendment, dated as of March 1, 2010, Third Amendment, dated as of November 5, 2010, Fourth Amendment, dated as of March 28, 2011, Fifth Amendment, dated as of January 23, 2012, Sixth Amendment, dated as of July 31, 2012 and Seventh Amendment, dated as of January 29, 2014	S-1/A	10.14	08/25/2014

10.18	Eighth Amendment, dated as of September 16, 2014, to that certain Office Lease Agreement, dated as of December 9, 2005, as amended, between CA-Bay Park Plaza Limited Partnership and Virgin America Inc.	10-Q	10.1	07/30/2015

10.19	Ninth Amendment, dated as of April 1, 2015, to that certain Office Lease Agreement, dated as of December 9, 2005, as amended, between CA-Bay Park Plaza Limited Partnership and Virgin America Inc.	10-Q	10.2	07/30/2015

10.20†	A320 Aircraft Purchase Agreement, dated as of December 29, 2010, between Airbus S.A.S. and Virgin America Inc., as amended by Amendment No. 1 dated as of March 23, 2011 (as supplemented by Letter Agreement No. 1 to Amendment No. 1, dated March 23, 2011), Amendment No. 2 dated as of September 30, 2011 (as supplemented by Letter Agreement No. 1 to Amendment No. 2, dated September 30, 2011), Amendment No. 3 dated as of December 14, 2012 (as supplemented by Letter Agreement No. 1 to Amendment No. 3, dated December 14, 2012 and Letter Agreement No. 2 to Amendment No. 3, dated December 14, 2012), Amendment No. 4 dated as of October 1, 2012 and Amendment No. 5 dated as of December 14, 2012 (as supplemented by Letter Agreement No. 1 to Amendment No. 5, dated December 14, 2012), and as supplemented by Letter Agreement No. 1 dated as of December 29, 2010, Letter Agreement No. 2 dated as of December 29, 2010, Letter Agreement No. 3 dated as of December 29, 2010, Letter Agreement No. 4 dated as of December 29, 2010, Letter Agreement No. 5A dated as of December 29, 2010, Letter Agreement No. 5B dated as of December 29, 2010, Letter Agreement No. 5C dated as of December 29, 2010, Letter Agreement No. 5D dated as of December 29, 2010, Letter Agreement No. 5E dated as of December 29, 2010, Letter Agreement No. 5F dated as of December 29, 2010, Letter Agreement No. 6 dated as of December 29, 2010, Letter Agreement No. 7 dated as of December 29, 2010, Letter Agreement No. 8 dated as of December 29, 2010, Letter Agreement No. 9 dated as of December 29, 2010, Letter Agreement No. 10 dated as of December 29, 2010	S-1/A	10.15	10/07/2014

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

10.21+	Amended and Restated 2005 Virgin America Inc. Stock Incentive Plan	S-1	10.16	07/28/2014

10.22+	Form of Stock Option Agreement under 2005 Stock Incentive Plan	S-1	10.17	07/28/2014

10.23+	Form of Restricted Stock Unit Agreement under 2005 Stock Incentive Plan	S-1	10.18	07/28/2014

10.24+	Virgin America Inc. 2014 Equity Incentive Award Plan	S-1/A	10.19	11/03/2014

10.25+	Form of Stock Option Agreement under 2014 Equity Incentive Award Plan	S-1/A	10.20	11/03/2014

10.26+	Form of Restricted Stock Agreement under 2014 Equity Incentive Award Plan	S-1/A	10.21	11/03/2014

10.27+	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Award Plan	S-1/A	10.22	11/03/2014

10.28+	Employee Stock Purchase Plan	S-1/A	10.23	11/03/2014

10.29+	Offer Letter by and between Virgin America Inc. and David Cush dated as of December 18, 2007	S-1	10.24	07/28/2014

10.30+	Offer Letter by and between Virgin America Inc. and Frances Fiorillo dated as of January 20, 2006	S-1	10.25	07/28/2014

10.31+	Offer Letter by and between Virgin America Inc. and Steve Forte dated as of March 15, 2013	S-1	10.26	07/28/2014

10.32+	Offer Letter by and between Virgin America Inc. and Peter Hunt dated as of May 26, 2011	S-1	10.27	07/28/2014

10.33+	Offer Letter by and between Virgin America Inc. and John MacLeod dated as of July 18, 2012	S-1	10.28	07/28/2014

10.34+	Offer Letter by and between Virgin America Inc. and John Varley dated as of June 22, 2010	S-1	10.29	07/28/2014

10.35+	Form of Change in Control and Severance Agreement	S-1/A	10.30	11/03/2014

10.36+	Management Incentive Compensation Plan	S-1	10.31	07/28/2014

10.37	Second Amended and Restated Note Purchase Agreement, dated as of December 9, 2011, among Virgin America Inc., Virgin Management Limited, VA Holdings (Guernsey) LP and the Bank of Utah, as collateral agent, as amended by Amendment No. 1, dated as of May 10, 2013	S-1/A	10.33	09/08/2014

10.38	Second Amended and Restated Additional Note Purchase Agreement, dated as of December 9, 2011, among Virgin America Inc., Virgin Management Limited, VA Holdings (Guernsey) LP, the Cyrus Parties (as defined therein) and the Bank of Utah, as collateral agent, as amended by Amendment No. 1, dated as of May 10, 2013	S-1/A	10.34	09/08/2014

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

10.39	Amended and Restated Third Note Purchase Agreement, dated as of December 9, 2011, among Virgin America Inc., Virgin Management Limited, VA Holdings (Guernsey) LP, the Cyrus Parties (as defined therein) and the Bank of Utah, as collateral agent, as amended by Amendment No. 1, dated as of May 10, 2013	S-1/A	10.35	09/08/2014

10.40	Fourth Note Purchase Agreement, dated as of December 9, 2011, among Virgin America Inc., Virgin Management Limited, the Cyrus Parties (as defined therein) and the Bank of Utah, as collateral agent, as amended by Amendment No. 1, dated as of May 10, 2013	S-1/A	10.36	09/08/2014

10.41	Fifth Note Purchase Agreement, dated as of May 10, 2013, among Virgin America Inc., Virgin Management Limited, the Cyrus Parties (as defined therein) and the Bank of Utah, as collateral agent	S-1/A	10.37	09/08/2014

10.42	Form of Seventh Closing Warrant Agreement, between Virgin America Inc. and certain entities affiliated with Virgin Group Holdings Limited	S-1/A	10.44	09/08/2014

10.43	Form of Seventh Closing Warrant Agreement, between Virgin America Inc. and certain funds affiliated with or related to Cyrus Capital Partners, L.P.	S-1/A	10.45	09/08/2014

10.44	Form of Indemnification Agreement between Virgin America Inc. and its directors and executive officers	S-1/A	10.32	10/07/2014

10.45	Recapitalization Agreement dated November 13, 2014 among Virgin America Inc. and certain of its stockholders	8-K	99.2	11/19/2014

10.46	Note Purchase Agreement dated November 19, 2014 between Virgin America Inc. and Virgin Management Limited	8-K	99.3	11/19/2014

10.47	Letter of Credit Reimbursement Agreement dated November 18, 2014 between Virgin America Inc. and Virgin Holdings Limited	8-K	99.4	11/19/2014

10.48	Letter Agreement dated November 13, 2014 between Virgin America Inc. and certain affiliates of Virgin Group Holdings Limited	8-K	99.5	11/19/2014

10.49	Amended and Restated Virgin America Trade Mark License dated November 13, 2014 among Virgin America Inc., Virgin Aviation TM Limited and Virgin Enterprises Limited	8-K	99.6	11/19/2014

10.50	Securities Purchase Agreement, dated November 2, 2014, among Virgin America Inc., Cyrus Aviation Holdings, LLC, VX Holdings, L.P. and PAR Investment Partners, L.P.	8-K	99.7	11/19/2014

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

10.51	Facility Agreement, dated as of April 29, 2015, among Virgin America Inc., each Loan Participant (defined therein), BNP Paribas, New York Branch, Investec Bank plc and Bank of Utah	10-Q	10.3	07/30/2015

10.52	Aircraft Lease Agreement, dated as of April 29, 2015, between VX 2015 LLC and Virgin America Inc.	10-Q	10.4	07/30/2015

10.53	Note Purchase Agreement, dated as of April 29, 2015, among VX 2015 LLC, the Purchasers (defined therein), New York Life Insurance Company, Investec Bank plc and Bank of Utah	10-Q	10.5	07/30/2015

10.54	Aircraft Lease Agreement, dated October 5, 2015, between VX 2015 LLC and Virgin America Inc.	10-Q	10.2	10/29/2015

10.55	Note Purchase Agreement, dated October 5, 2015, among VX 2015 LLC, the Purchasers (defined therein), New York Life Insurance Company, Investec Bank plc and Bank of Utah	10-Q	10.3	10/29/2015

10.56	Omnibus Amendment No. 1, dated October 5, 2015, among VX 2015 LLC, the Purchasers (defined therein), New York Life Insurance Company, Investec Bank plc, Virgin America Inc. and Bank of Utah	10-Q	10.4	10/29/2015

10.57	Omnibus Amendment No. 1, dated October 5, 2015, among Virgin America Inc., each Loan Participant (defined therein), BNP Paribas, New York Branch, Investec Bank plc and Bank of Utah	10-Q	10.5	10/29/2015

10.58	Facility Agreement, dated October 27, 2015, among Virgin America Inc., each Loan Participant (defined therein), Credit Agricole Corporate and Investment Bank, Novus Tamweel Aviation Finance GP Limted and Bank of Utah				X

10.59	Aircraft Lease Agreement, dated October 28, 2015, between VX 2016 LLC and Virgin America Inc.				X

10.60	Facility Agreement, dated October 28, 2015, among VX 2016 LLC, each Financier (defined therein), Massachusetts Mutual Life Insurance Company, Novus Tamweel Aviation Finance GP Limited and Bank of Utah				X

10.61	Facility Agreement, dated October 28, 2015, among Virgin America Inc., Bank of America, N.A. and Bank of Utah				X

14.1	Code of Business Conduct and Ethics	S-1	14.1	11/3/2014

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				X

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit No.	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Virgin America Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2016

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

Signature	Title	Date

/s/ C. DAVID CUSH C. David Cush	President and Chief Executive Officer (principal executive officer)	February 29, 2016

/s/ PETER D. HUNT Peter D. Hunt	Senior Vice President & Chief Financial Officer (principal financial and accounting officer)	February 29, 2016

/s/ DONALD J. CARTY Donald J. Carty	Director (Chairman of the Board)	February 29, 2016

/s/ SAMUEL K. SKINNER	Director (Vice Chairman of the Board)	February 29, 2016
Samuel K. Skinner

/s/ CYRUS F. FREIDHEIM, JR.	Director	February 29, 2016
Cyrus F. Freidheim, Jr.

/s/ STEPHEN C. FREIDHEIM	Director	February 29, 2016
Stephen C. Freidheim

/s/ EVAN M. LOVELL	Director	February 29, 2016
Evan M. Lovell

/s/ ROBERT A. NICKELL	Director	February 29, 2016
Robert A. Nickell

/s/ JOHN R. RAPAPORT	Director	February 29, 2016
John R. Rapaport

/s/ STACY J. SMITH	Director	February 29, 2016
Stacy J. Smith

/s/ JENNIFER L. VOGEL Jennifer L. Vogel	Director	February 29, 2016

/s/ PAUL D. WACHTER	Director	February 29, 2016
Paul D. Wachter