Form 10-Q
period 2016-03-31
Virgin America Inc.
filed 2016-04-28
CIK 1614436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 001-36718
______________________

VIRGIN AMERICA INC.
(Exact name of registrant as specified in its charter)
______________________

Delaware		20-1585173
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
555 Airport Boulevard Burlingame, CA 94010 (Address of Principal Executive Offices) (Zip Code) (650) 762-7000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 22, 2016, the registrant had 44,264,975 shares of common stock outstanding.

Virgin America Inc.
FORM 10-Q

i

PART 1. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Virgin America Inc. Condensed Consolidated Balance Sheets (In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$562,816	$496,349
Receivables, net	29,165	19,556
Prepaid expenses and other assets	15,016	10,675
Total current assets	606,997	526,580
Property and equipment:
Flight equipment	480,630	373,199
Ground and other equipment	89,584	85,471
Less accumulated depreciation and amortization	(99,979)	(92,173)
	470,235	366,497
Pre-delivery payments for flight equipment	53,825	72,402
Total property and equipment, net	524,060	438,899
Aircraft maintenance deposits	221,383	216,207
Aircraft lease deposits	58,047	58,330
Restricted cash	20,354	19,800
Deferred income taxes	155,900	171,443
Other non-current assets	142,482	137,272
	598,166	603,052
Total assets	$1,729,223	$1,568,531

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc. Condensed Consolidated Balance Sheets (In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,518	$76,603
Air traffic liability	258,685	174,853
Other current liabilities	106,119	117,135
Long-term debt-current portion	40,654	48,843
Total current liabilities	472,976	417,434
Long-term debt	292,727	216,477
Long-term debt-related parties	43,445	42,421
Other long-term liabilities	83,481	84,052
Total liabilities	892,629	760,384
Contingencies and commitments (Note 5)
Stockholders’ equity
Preferred stock	—	—
Common stock	443	442
Treasury stock	(5,038)	(5,038)
Additional paid-in capital	1,254,508	1,251,524
Accumulated deficit	(395,025)	(412,479)
Accumulated other comprehensive loss	(18,294)	(26,302)
Total stockholders’ equity	836,594	808,147
Total liabilities and stockholders’ equity	$1,729,223	$1,568,531

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc. Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2016	2015
Operating revenues:
Passenger	$322,631	$289,364
Other	41,378	36,987
Total operating revenues	364,009	326,351
Operating expenses:
Salaries, wages and benefits	78,868	64,733
Aircraft fuel	67,277	88,558
Aircraft rent	47,320	44,982
Landing fees and other rents	39,132	33,983
Sales and marketing	32,388	26,379
Aircraft maintenance	16,834	13,834
Depreciation and amortization	7,806	4,103
Other operating expenses	42,456	34,396
Total operating expenses	332,081	310,968
Operating income:	31,928	15,383
Other expense:
Interest expense	(3,466)	(1,216)
Interest expense-related-party	(1,024)	(806)
Capitalized interest	479	1,067
Other income (expense), net	217	(1,318)
Total other expense	(3,794)	(2,273)
Income before income tax	28,134	13,110
Income tax expense	10,680	324
Net income	$17,454	$12,786
Net income per share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.29
Shares used for computation:
Basic	44,230	43,184
Diluted	44,618	44,618

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc. Consolidated Statements of Comprehensive Income (In thousands) (Unaudited)

	Three months ended March 31,
	2016	2015
Net income	17,454	12,786
Fuel derivative financial instruments:
Change in unrealized gains on fuel derivatives, net of tax expense of $474 and $0 for the three months ended March 31, 2016 and 2015, respectively	779	(3,018)
Net fuel derivative losses reclassified into earnings, net of tax expense of $4,920 and $0 for the three months ended March 31, 2016 and 2015, respectively	8,102	15,235
Interest rate swap derivative financial instruments:
Change in unrealized losses on interest rate swaps, net of tax benefit of $543 for the three months ended March 31, 2016	(894)	—
Interest rate swap losses reclassified into earnings, net of tax expense of $12 for the three months ended March 31, 2016	21	—
Other comprehensive income	8,008	12,217
Total comprehensive income	$25,462	$25,003

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities	$95,348	$33,078
Cash flows from investing activities:
Acquisition of property and equipment	(98,624)	(7,137)
Pre-delivery payments for flight equipment	—	(2,322)
Net cash used in investing activities	(98,624)	(9,459)
Cash flows from financing activities:
Net proceeds of equity issuance	834	1
Proceeds of debt issuance	87,000	—
Debt issuance costs	(740)	—
Payment of long-term debt and capital lease obligations	(17,351)	—
Net cash provided by financing activities	69,743	1
Net increase in cash and cash equivalents	66,467	23,620
Cash and cash equivalents, beginning of period	496,349	394,643
Cash and cash equivalents, end of period	$562,816	$418,263

Non-cash transactions:
Non-cash loan borrowings on pre-delivery payments for flight equipment	—	6,966

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation
The condensed consolidated financial statements of Virgin America Inc. (the “Company”) for the three months ended March 31, 2016 include the accounts of the Company and its variable interest entities, for which it was the primary beneficiary. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's 2015 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
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
For the three months ended March 31, 2016, the Company incurred $1.6 million of costs related to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 1, 2016, with Alaska Air Group, Inc. (“Alaska Air Group” or “Parent”) and Alpine Acquisition Corp. (“Merger Sub”), its wholly-owned subsidiary. Refer to Note 9 - Subsequent Events for additional information.
New and Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is in the process of evaluating the new guidance on its consolidated financial statements.
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
In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will replace most existing revenue recognition standards under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard will require the Company to recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result, the Company will need to use more judgments and estimates to determine when and how revenue is recognized than U.S. GAAP currently requires. In August 2015, the FASB issued an accounting standards update that provides a one-year deferral of the effective date for the new revenue standard for public and non-public entities, resulting in an effective

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

date for the Company of January 1, 2018. In March 2016, the FASB issued an accounting standards update to improve the operability and understandability of the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued an accounting standards update to improve the guidance and reduce the cost and complexity of applying the guidance on identifying performance obligations in a contract and to improve the operability and understandability of the licensing implementation guidance in the new revenue recognition standard. The Company believes the most significant effect of the accounting standards update will be the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by customers associated with flights points with a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.

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
The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2016 and December 31, 2015 respectively (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$480,942	$—	$—	$480,942
Restricted cash	20,354	—	—	20,354
Heating oil swaps - fuel derivative instruments	—	(8,739)	—	(8,739)
Jet fuel swaps - fuel derivative instruments	—	(3,231)	—	(3,231)
Interest rate swaps	—	(1,282)	—	(1,282)
	$501,296	$(13,252)	$—	$488,044

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$419,176	$—	$—	$419,176
Restricted cash	19,800	—	—	19,800
Heating oil swaps - fuel derivative instruments	—	(17,895)	—	(17,895)
Jet fuel swaps - fuel derivative instruments	—	(9,655)	—	(9,655)
Interest rate swaps	—	155	—	155
	$438,976	$(27,395)	$—	$411,581

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following are estimated fair values of the Company's debt at March 31, 2016 (in thousands):

	Carrying value	Estimated fair value
Third-party debt:
Aircraft-related term loans	$277,200	$284,134
Pre–delivery payment loans	20,890	20,890
Term loan credit facility	40,000	40,000
Related-party debt:
Virgin Group	43,445	50,728
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
(a)    Fuel Derivatives
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
The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. As of March 31, 2016, the total commitment related to FFP contracts was $0.7 million, for which the related fuel will be purchased during 2016.
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
(b)    Interest Rate Swaps
The Company enters into interest rate swaps to protect against adverse fluctuations in interest rates associated with variable rate debt financing by reducing its exposure to variability in cash flows related to the future interest payments on the financing for committed aircraft. The interest rate swaps are designated cash flow hedges. The Company's active swap at March 31, 2016 is on the underlying base indexed rate of one aircraft to be delivered in

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 2016 for $34.0 million notional debt with a 12-year term at 2.1%. The fair value of the active interest rate swap at March 31, 2016 is $1.3 million, which is reflected in other current liabilities in the accompanying consolidated balance sheet. The AOCI balance at March 31, 2016 related to interest rate swaps is a loss of $2.1 million and includes the value of interest rate swaps that matured in 2015 and are being amortized to interest expense over the term of the debt in the accompanying consolidated statements of operations.
(c)    Summary of Derivative Instruments
All of the Company's derivatives were designated as cash flow hedges at March 31, 2016 and December 31, 2015. The following tables present the fair value of derivative assets and liabilities that are designated as hedging instruments, as well as the location of the asset and liability balances within the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		March 31, 2016	December 31, 2015
Fuel derivative instruments—Heating oil swaps	Current liabilities	$(8,898)	$(17,895)
Fuel derivative instruments—Jet fuel swaps	Current liabilities	(4,059)	(9,655)
Interest rate swaps	Current liabilities	(1,282)	—
Total current liabilities		$(14,239)	$(27,550)

Fuel derivative instruments—Heating oil swaps	Current assets	$159	$—
Fuel derivative instruments—Jet fuel swaps	Current assets	828	—
Interest rate swaps	Current assets	—	155
Total current assets		$987	$155
As of March 31, 2016 and December 31, 2015, the Company has deposited $1.7 million and $9.7 million, respectively, as collateral with two of its counterparties to comply with margin call requirements related to derivative losses that exceed the portfolio’s credit limit. The Company has recorded the margin call deposits in other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015, offsetting the net fuel hedge liability of $12.9 million and $27.6 million, respectively. The total net current liability related to fuel hedges was $11.2 million at March 31, 2016 and $17.9 million at December 31, 2015.
The following table summarizes the effect of derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended
		March 31, 2016	March 31, 2015
Fuel derivative instruments	Aircraft fuel expense	$(14,094)	$(15,215)
Interest rate swaps	Interest expense	(33)	—
Total impact to the consolidated statements of operations		$(14,127)	$(15,215)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended
		March 31, 2016	March 31, 2015
Fuel derivative instruments	Aircraft fuel expense	$—	$(447)
Total impact to the consolidated statements of operations		$—	$(447)
At March 31, 2016, the Company estimates that approximately $11.5 million of net fuel derivative losses related to its cash flow fuel hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
At March 31, 2016, the Company estimates that approximately $0.2 million of net derivative losses related to its interest rate swaps included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The effect of derivative instruments designated as cash flow hedges and the underlying hedged items on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, is summarized as follows (in thousands):

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Fuel derivative instruments	$1,253	$(3,018)	$(13,022)	$(15,235)	$(1,072)	$20
Interest rate swaps	(1,437)	—	(33)	—	—	—
The notional amounts of the Company’s outstanding derivatives are summarized as follows (gallons in millions):

	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil swaps (gallons)	25	38
Fuel derivative instruments—Jet fuel swaps (gallons)	37	25
Interest rate swaps (dollars)	$34	$34
As of March 31, 2016, the Company has entered into fuel derivative contracts for approximately 40% of its forecasted aircraft fuel requirements for 2016 at a weighted-average cost per gallon of $1.39, excluding related fuel taxes.
The Company presents its derivative instruments at net fair value in the accompanying condensed consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

settlement under certain conditions. As of March 31, 2016, information related to these offsetting arrangements was as follows (in thousands):

	March 31, 2016
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$1,775	$(788)	$987	$1,775	$(788)	$987
Fair value of liabilities	(13,745)	788	(12,957)	(13,745)	788	(12,957)
Margin call deposits			1,725			1,725
Total			$(10,245)			$(10,245)
As of December 31, 2015, no fuel derivative amounts were available for offset.
As of March 31, 2016 and December 31, 2015, no amounts were available for offset for interest rate swaps.

(4)	Long-Term Debt
In February 2016, the Company took delivery of its first two of five aircraft scheduled to be delivered in 2016 and simultaneously executed financing agreements totaling $68.2 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.0% and $11.1 million with subordinated debt facilities subject to seven-year repayment terms with an average interest rate of 6.4%. Principal and interest are payable quarterly in arrears. Loans related to both aircraft are not pre-payable prior to the third anniversary of the delivery date (for the first aircraft) or issuance date (for the second aircraft) and are pre-payable at par thereafter, subject to payment of early termination charges, if applicable. The debt agreements have no financial covenants.
In March 2016, the Company financed $7.8 million of the purchase price of a spare engine acquired in 2015 with a debt facility subject to 7-year repayment terms and at a 90 day floating rate based on LIBOR. Principal and interest are payable quarterly in arrears. The loan related to the engine is not pre-payable prior to the third anniversary of the delivery date and is pre-payable at par thereafter. The debt agreement has no financial covenants.
Long-term debt including accrued paid-in-kind interest consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Third-party debt:
Aircraft-related term loans	$277,200	$193,618
Pre–delivery payment loans	20,890	34,823
Term loan credit facility	40,000	40,000
Total third-party debt	338,090	268,441
Related-party debt:
Virgin Group	53,461	52,808
Total debt	391,551	321,249
Less: current maturities	(40,654)	(48,843)
Less: unamortized debt issuance costs	(4,709)	(3,121)
Less: discount on Virgin Group debt	(10,016)	(10,387)
Long–term debt	$336,172	$258,898

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with three of the 2015 aircraft-related term loans and one of the 2016 aircraft-related term loans, a special purpose entity was formed to authorize and issue senior and junior secured notes and to acquire, finance, own and lease to the Company certain aircraft. Under variable interest entity accounting guidelines, the Company consolidated this entity because the Company is its primary beneficiary. As of March 31, 2016, the entity's assets consisted of four aircraft it leased to the Company and its only liabilities consisted of notes payable in relation to the financing of such aircraft.

(5)	Contingencies and Commitments

(a)	Contingencies
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
The Company has evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees. The Company maintains $53.8 million of pre-delivery payments, of which $27.8 million relates to the next three and $26.0 million to the last 30 aircraft, in its accompanying condensed consolidated balance sheets as of March 31, 2016, $20.9 million of which was financed by a third party.
Committed expenditures not subject to cancellation rights for these aircraft and separately sourced spare engines, including estimated amounts for contractual price escalations and pre-delivery payment deposits, will total approximately $128.3 million in 2016. In October 2015, the Company executed debt facility agreements to finance the Company's five 2016 aircraft deliveries for $199.3 million. This financing represents approximately 80% of the net purchase price of the A320ceo aircraft. Each of the loans will be closed and funded on the date of each respective aircraft delivery. The Company executed loans totaling $79.3 million under these agreements in relation

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to the two deliveries made during the quarter. See Note 4 - Long-Term Debt for additional information.. For the remaining three aircraft deliveries, the Company will finance $100.0 million through senior debt facility agreements with terms of 12 years and $20.0 million through subordinate debt facility agreements with terms of seven years. Principal and interest will be payable quarterly in arrears. All of the debt will accrue interest which, if fixed at current rates would average 4.2%. The debt agreements have no financial covenants. The Company entered into interest rate swaps on the underlying base indexed rates of one aircraft for $34.0 million notional of aircraft financing with a 12-year term at 2.1%. Refer to Note 3 - Financial Derivative Instruments and Risk Management for more information. The Company took delivery of one aircraft in April 2016 as scheduled and drew the related financing in connection with such delivery, which increased long-term debt by $40.0 million.
The Company had five spare engines on hand as of March 31, 2016, four of which were leased under operating lease contracts and one of which was purchased in 2015. In March 2016, the Company financed $7.8 million of the purchase price of the engine purchased in 2015 with a debt facility subject to 7-year repayment term and a 90 day floating interest rate based on three month LIBOR. The Company executed a debt facility agreement with similar terms to finance a sixth spare engine which is expected to be purchased in the second half of 2016.

(6)	Related-Party Transactions
The Company licenses the use of its brand name from certain entities affiliated with Virgin Enterprises Limited, a company incorporated in England and Wales (“VEL”). VEL is an affiliate of one of the Company’s largest stockholders, the Virgin Group, which has an employee who sits on the Company's board of directors. In connection with the recapitalization agreement the Company entered into in November 2014, the annual license fee to the Virgin Group increased from 0.5% to 0.7% of total revenue starting January 1, 2016. The annual license fee increase will resume at 0.5% once the Company’s total revenue for four consecutive quarters exceeds $4.5 billion. The Company paid license fees of $2.0 million and $1.6 million during the three months ended March 31, 2016 and 2015, respectively. The Company has accrued unpaid royalty fees of $2.6 million and $2.0 million at March 31, 2016 and December 31, 2015.
As of March 31, 2016, the Virgin Group, through its affiliates including VX Holdings L.P., owns approximately 18.3% of the Company’s issued and outstanding voting stock and all of the outstanding related-party debt. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Company's board of directors must be U.S. citizens. U.S. citizen investors own over 75% of the voting stock of the Company, of which Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owns approximately 27.9% as of March 31, 2016.
As of March 31, 2016, 11.5% of the Company’s $376.8 million debt is held by related-party investors. The Company incurred $1.0 million and $0.8 million of related-party interest expense for the three months ended March 31, 2016 and 2015, respectively. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee was equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance and was payable quarterly. In June 2015, the Company canceled the Letter of Credit Facility in conjunction with the elimination of the credit card holdback requirement and stopped incurring related commitment fees. For the three months ended March 31, 2015, the Company recorded $1.4 million in commitment fees related to this Letter of Credit Facility in other income (expense) in the accompanying condensed consolidated statement of operations.

(7)	Income Taxes
The provision for income taxes for the three months ended March 31, 2016 was $10.7 million as compared to $0.3 million for the three months ended March 31, 2015. The Company’s effective tax rate was approximately 38.1% in the three months ended March 31, 2016, compared to 2.5% for the three months ended March 31, 2015. The difference was primarily related to the effects of the valuation allowance the Company had on its deferred tax assets through the first three quarters of 2015 that was fully released as of December 31, 2015. The rate for the first quarter of 2016 differs from the statutory rate of 35.0% mainly driven by state taxes.

(8)	Net Income Per Share
Employee equity share options and unvested stock and stock units granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the dilutive effect of in-the-money options, unvested restricted stock and stock units, and shares to be issued under the Company's ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
The following table sets forth the computation of the Company’s basic and diluted net income for the periods presented (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
BASIC:
Net income	$17,454	$12,786
Weighted-average common shares outstanding	44,230	43,184
Basic net income per share	$0.39	$0.30
DILUTED:
Net income	$17,454	$12,786
Weighted-average common shares outstanding-basic	44,230	43,184
Effect of dilutive potential common shares	388	1,434
Weighted-average common shares outstanding-diluted	44,618	44,618
Diluted net income per share	$0.39	$0.29
The following director and employee stock awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Three months ended March 31,
	2016	2015
Stock option awards	—	17
Restricted stock awards	208	—
Restricted stock units	101	—
ESPP	25	—

(9)	Subsequent Events
On April 1, 2016, the Company entered into the Merger Agreement with Alaska Air Group and Merger Sub. The Merger Agreement provides that Merger Sub will merge with and into Virgin America, with Virgin America surviving as a subsidiary of Parent (the “Merger”).
At the closing of the acquisition, the Company’s stockholders will receive the right to receive $57.00 in cash, without interest and less any applicable withholding taxes, for each share of Virgin America’s stock that they own. Immediately prior to the closing of the acquisition, each unexpired and unexercised option to purchase shares of the Company's common stock will vest and be canceled in exchange for the right to receive $57.00 in cash per share less the option exercise price for such option, each outstanding restricted stock unit will vest and be canceled in exchange for the right to receive $57.00 in cash, and each outstanding award of shares that is subject to restrictions based on performance or continuing service will vest and be converted into the right to receive $57.00 in cash per share. All consideration is payable without interest and subject to deduction for any required withholding tax.
The closing of the acquisition is subject to the approval by the Company's stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions, as set forth in further detail in the Merger Agreement. The Company anticipates that the transaction will be consummated in the second half of 2016. However, the Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “expect,” “estimate,” “plan,” “anticipate,” “indicate,” “believe,” “forecast,” “guidance,” “outlook,” “may,” “will,” “would,” “should,” “seek,” “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our expectations and beliefs concerning future events, based on information available to us on the date of the filing of this report, and are subject to various risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which or by which such performance or results will be achieved. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements include those listed in Part II, Item 1A of this report. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.
Overview
Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient, single fleet type. As of March 31, 2016, we provided service to 24 airports in the United States and Mexico with a fleet of 58 narrow-body aircraft. We also took delivery of two aircraft in February 2016 that were not yet placed in service as of March 31, 2016 and one aircraft subsequent to quarter end.
First Quarter 2016 Highlights
Our pre-tax income for the first quarter of 2016 was $28.1 million, an increase of $15.0 million as compared to the first quarter of 2015. Several factors contributed to our significant improvement in earnings:

▪
Capacity: Consistent with our growth plan that we began implementing in 2015, we increased our capacity by 15.8% during the first quarter of 2016 as compared to the first quarter of 2015. Our capacity increase was driven primarily by an increase in our operating fleet of five aircraft. We focused this growth in new markets, such as San Francisco to Honolulu and Maui (which began operations in the fourth quarter of 2015), and San Francisco to Denver (which began operations in March 2016), as well as increased frequencies in existing markets throughout our network.

▪
Operating Revenue: Our total operating revenue increased 11.5% as compared to the first quarter of 2015. Revenue primarily increased from the implementation of our growth plan, partially offset by a decline in our passenger revenue per available seat mile, or PRASM, of 3.8%. Despite our increase in capacity, we out-performed the industry average year-over-year decline in domestic PRASM of 5.0%, as reported by Airlines for America.

▪
Operating Cost: Total operating costs increased 6.8% as compared to the first quarter of 2015, well below our increase in capacity. Our cost per available seat mile, or CASM, decreased 7.8%, primarily due to a 34.7% drop in the average cost per gallon for aircraft fuel during the quarter. Our CASM excluding fuel and profit sharing increased 2.4%, primarily due to increases in salaries, wages and benefits from pay initiatives that we implemented during 2015, increases in sales and marketing expenses tied to our revenue growth plan, and $1.6 million of professional fees related to the negotiation of the proposed acquisition of Virgin America by Alaska Air Group.

▪
Net Other Expense: Our net other expense increased by $1.5 million as compared to the first quarter of 2015 due to an increase in our interest expense from the financing of five additional aircraft that we acquired and placed into service during 2015 and early 2016.

Proposed Acquisition by Alaska Air Group

On April 1, 2016, we entered into that certain Agreement and Plan of Merger, or the Merger Agreement, with Alaska Air Group, Inc., or Alaska Air Group, and Alpine Acquisition Corp., or Merger Sub. The Merger Agreement provides that Merger Sub will merge with and into Virgin America, with Virgin America surviving as a subsidiary of Alaska Air Group.
At the closing of the acquisition, our stockholders will receive the right to receive $57.00 in cash for each share of Virgin America’s stock that they own. Immediately prior to the closing of the acquisition, each unexpired and unexercised option to purchase shares of our common stock will vest and be canceled in exchange for the right to receive $57.00 in cash per share less the option exercise price per share for such option, each outstanding restricted stock unit will vest and be canceled in exchange for the right to receive $57.00 in cash per share, and each outstanding award of shares that is subject to restrictions based on performance or continuing service will vest and be converted into the right to receive $57.00 in cash per share. All consideration is payable without interest and subject to deduction for any required withholding tax.
The merger is subject to approval by our stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions. We anticipate that the transaction will be consummated in the second half of 2016. However, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the merger will close.
Results of Operations
Three months ended March 31, 2016 Compared to Three months ended March 31, 2015
For the three months ended March 31, 2016, we had net income of $17.5 million compared to net income of $12.8 million for the same period in 2015. Our operating income of $31.9 million for the three months ended March 31, 2016 increased by $16.5 million, or 107.6%, from the three months ended March 31, 2015. Our operating margin increased by 4.1 points to 8.8% in the three months ended March 31, 2016 as compared to 4.7% in the three months ended March 31, 2015.
Our operating capacity, as measured by available seat miles, or ASMs, increased by 15.8% for the three months ended March 31, 2016 from the same period in 2015. Our number of passengers increased by 16.0% in the three months ended March 31, 2016 year-over-year, and our yield decreased by 3.7%.
Our CASM decreased by 7.8% to 10.17 cents for the three months ended March 31, 2016 as compared to 11.03 cents for the same period in 2015. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits, sales and marketing costs tied to our expansion, and $1.6 million of professional fees associated with the negotiation of the proposed acquisition of Virgin America by Alaska Air Group.
In addition, net other expense for the three months ended March 31, 2016 increased by $1.5 million from the prior year period as a result of a financing we entered into for five aircraft that we acquired and placed into service from July 2015 through March 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.

Operating Revenues

	Three months ended March 31,		Change
	2016	2015	Amount	%
Operating revenues (in thousands):
Passenger	$322,631	$289,364	$33,267	11.5
Other	41,378	36,987	4,391	11.9
Total operating revenues	$364,009	$326,351	$37,658	11.5

Operating statistics:
Available seat miles (millions)	3,265	2,819	446	15.8
Revenue passenger miles (millions)	2,615	2,257	358	15.9
Average stage length (statute miles)	1,423	1,425	(2)	(0.1)
Load factor	80.1%	80.1%	—	pts
Total passenger revenue per available seat mile—PRASM (cents)	9.88	10.27	(0.39)	(3.8)
Total revenue per available seat mile—RASM (cents)	11.15	11.58	(0.43)	(3.7)
Yield (cents)	12.34	12.82	(0.48)	(3.7)
Average fare	$182.70	$190.03	$(7.33)	(3.9)
Passengers (thousands)	1,766	1,523	243	16.0
Passenger revenue for the three months ended March 31, 2016 increased 11.5% from the three months ended March 31, 2015 on a 15.8% increase in capacity as measured by our ASMs. First quarter 2016 PRASM decreased 3.8% year-over-year due to a 3.7% decrease in passenger yield. Total RASM for the three months ended March 31, 2016 decreased 3.7% from the three months ended March 31, 2015, primarily from the decrease in PRASM, slightly offset by an 11.9% increase in other revenue.
Other revenue for the three months ended March 31, 2016 increased 11.9% from the three months ended March 31, 2015 primarily due to higher ancillary fee revenue from reserved seat assignments and priority boarding in our main cabin and higher bag revenue primarily driven by higher capacity.

Operating Expenses

	Three months ended March 31,		Change		Cost per ASM		Change
	2016	2015	Amount	%	2016	2015	%
					(In cents)
Operating expenses (in thousands):
Salaries, wages and benefits	$78,868	$64,733	$14,135	21.8	2.41	2.29	5.2
Aircraft fuel	67,277	88,558	(21,281)	(24.0)	2.06	3.14	(34.4)
Aircraft rent	47,320	44,982	2,338	5.2	1.45	1.59	(8.8)
Landing fees and other rents	39,132	33,983	5,149	15.2	1.20	1.21	(0.8)
Sales and marketing	32,388	26,379	6,009	22.8	0.99	0.94	5.3
Aircraft maintenance	16,834	13,834	3,000	21.7	0.52	0.49	6.1
Depreciation and amortization	7,806	4,103	3,703	90.3	0.24	0.15	60.0
Other operating expenses	42,456	34,396	8,060	23.4	1.30	1.22	6.6
Total operating expenses	$332,081	$310,968	$21,113	6.8	10.17	11.03	(7.8)

Operating statistics:
Available seat miles (millions)	3,265	2,819	446	15.8
Average stage length (statute miles)	1,423	1,425	(2)	(0.1)
Departures	16,016	13,828	2,188	15.8
CASM (excluding fuel)	8.11	7.89	0.22	2.8
CASM (excluding fuel and profit sharing)	8.01	7.82	0.19	2.4
Fuel cost per gallon	$1.56	$2.39	$(0.83)	(34.7)
Fuel gallons consumed (thousands)	43,072	37,026	6,046	16.3
Teammates (FTE)	2,715	2,429	286	11.8

Salaries, wages and benefits
Salaries, wages and benefits expense for the three months ended March 31, 2016 increased by $14.1 million, or 21.8%, from the three months ended March 31, 2015, primarily driven by an 11.8% increase in teammate FTE headcount as we began hiring new teammates during 2015 in connection with our new aircraft deliveries. Salaries and wages for flight crews also increased as a result of pay initiatives we implemented during 2015 due to the competitive marketplace for talent and increasing seniority of our pilots and inflight teammates. In addition, salaries, wages and benefits expense for the three months ended March 31, 2016 included an increase of $1.3 million in profit sharing expense. Under our annual profit sharing program, we accrued a pro rata portion of our estimated annual total profit sharing, which is based on current internal projections of pre-tax income for the year. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold which is based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2016, we estimate the threshold to be approximately $92.8 million.
Our overall benefit plan costs for the three months ended March 31, 2016 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates primarily driven by higher headcount.
Aircraft fuel
Aircraft fuel expense for the three months ended March 31, 2016, which includes the effect of our fuel hedges, decreased by $21.3 million, or 24.0%, from the three months ended March 31, 2015. The decrease was primarily due to a decrease of $0.83, or 34.7%, in the average fuel cost per gallon offset in part by a 16.3% increase in fuel consumption, and $14.1 million net fuel hedge losses. The increased fuel consumption was substantially consistent with the increase in available seat miles.
We maintain an active fixed forward pricing, or FFP, and derivative hedging program, primarily jet fuel and heating oil swaps, to reduce the impact of sudden, sharp increases in fuel prices. We use FFPs and jet fuel swaps to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At March 31, 2016, we had entered into derivative hedging instruments and FFPs for approximately 40% of our then expected nine-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the fourth quarter of 2016. Due in part to the impact of declining fuel prices, we recorded $14.1 million in fuel hedge net losses in the three months ended March 31, 2016, which include the effect of $1.3 million offsetting unrealized gains associated with fuel hedges that will mature after March 31, 2016.
Aircraft rent
Aircraft rent expense remained relatively constant for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.
Landing fees and other rents
Landing fees and other rents expense for the three months ended March 31, 2016 increased by $5.1 million, or 15.2%, compared with the three months ended March 31, 2015, primarily as a result of our increase in departures of 15.8% from the addition of frequencies throughout our network and the opening of two Hawaii stations at the end of 2015.
Sales and marketing
Sales and marketing expense for the three months ended March 31, 2016 increased $6.0 million, or 22.8%, from the three months ended March 31, 2015, primarily due to increases in distribution costs and commissions.
Aircraft maintenance
Aircraft maintenance expense for the three months ended March 31, 2016 increased by $3.0 million, or 21.7% from the three months ended March 31, 2015 primarily due to overall increase in fleet size and flight hours. There were also three heavy aircraft maintenance events scheduled for the first quarter of 2016, whereas there were none during the same period in 2015.
Depreciation and amortization
Depreciation and amortization expense increased by $3.7 million, or 90.3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to depreciation associated with the five aircraft that were delivered and placed in service beginning July 2015 and additional aircraft and building leasehold improvements.
Other operating expenses
Other operating expense increased by $8.1 million, or 23.4%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily related to catering and crew travel costs commensurate with capacity growth as well as consulting fees and legal costs, including $1.6 million of professional fees associated with the negotiation of the proposed acquisition of Virgin America by Alaska Air Group.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2016 increased by $1.5 million, or 66.9%, from the three months ended March 31, 2015, as a result of interest expense associated with financings we entered into in relation to the five aircraft we acquired and placed into service from July 2015 through March 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Income Taxes
Our effective tax rate was approximately 38.1% in the three months ended March 31, 2016, compared with 2.5% in the three months ended March 31, 2015. The difference was primarily related to the effect of the valuation allowance we had on our deferred tax assets through the first three quarters 2015 that was fully released as of December 31, 2015. The rate for the first quarter of 2016 differs from the federal statutory rate of 35.0% mainly due to state taxes.

Operating Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	% Change
Available seat miles—ASMs (millions)	3,265	2,819	15.8
Departures	16,016	13,828	15.8
Average stage length (statute miles)	1,423	1,425	(0.1)
Aircraft in service—end of period (1)	58	53	9.4
Fleet utilization	10.4	10.1	3.0
Passengers (thousands)	1,766	1,523	16.0
Average fare	$182.70	$190.03	(3.9)
Yield per passenger mile (cents)	12.34	12.82	(3.7)
Revenue passenger miles—RPMs (millions)	2,615	2,257	15.9
Load factor	80.1%	80.1%	—	pts
Passenger revenue per available seat mile—PRASM (cents)	9.88	10.27	(3.8)
Total revenue per available seat mile—RASM (cents)	11.15	11.58	(3.7)
Cost per available seat mile—CASM (cents)	10.17	11.03	(7.8)
CASM, excluding fuel (cents) (1)	8.11	7.89	2.8
CASM, excluding fuel and profit sharing (cents) (2)	8.01	7.82	2.4
Fuel cost per gallon	$1.56	$2.39	(34.7)
Fuel gallons consumed (thousands)	43,072	37,026	16.3
Teammates (FTE)	2,715	2,429	11.8
(1) Excludes two deliveries taken during the first quarter of 2016 that have not yet been placed in service as of March 31, 2016.
(2) Refer to our “Reconciliation of GAAP to Non-GAAP Financial Measures” note for more information on these non-GAAP measures.
Liquidity and Capital Resources
As of March 31, 2016, our principal sources of liquidity were cash and cash equivalents of $562.8 million. As of March 31, 2016, we also had restricted cash of $20.4 million, which primarily represents cash collateral securing our letters of credit for airport facility leases. In addition, we had $1.7 million of cash collateral posted with various third parties related to losses under our fuel hedging program.
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
Currently, our single largest capital expense is the acquisition cost of our aircraft. As of March 31, 2016, we operated 53 of the 60 aircraft in our fleet as of such date under operating leases, which required a smaller up-front investment than if we had financed these aircraft with debt. In 2015, we executed and funded aircraft related debt facility agreements for $195.0 million with three financing parties for approximately 80% of the net purchase price of our five 2015 A320ceo aircraft deliveries. We financed $168.6 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.6% and $26.4 million with subordinated debt facilities subject to six-year repayment terms with an average interest rate of 6.8%.
In October 2015, we entered into long-term debt financing agreements for $199.3 million to finance approximately 80% of the net purchase price of the five A320ceo aircraft deliveries scheduled for 2016. We took delivery of two aircraft in February 2016 and drew down upon the related financing in connection with such deliveries, which increased long-term debt by $79.3 million. We financed $68.2 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.0% and $11.1 million with subordinated debt facilities subject to seven-year repayment terms with an average interest rate of 6.4%. As of March 31, 2016, we had a balance of $269.5 million outstanding in relation to our 2016 and 2015 aircraft financing with principal and interest payable quarterly in arrears.
We took delivery of one aircraft in April 2016 as scheduled and drew the related financing in connection with such delivery, which increased long-term debt by $40.0 million.
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
Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of March 31, 2016, we had paid $53.8 million of PDPs to Airbus, $20.9 million of which were financed by a third party payable upon delivery of aircraft. We expect that committed expenditures for three aircraft deliveries in April, May and June 2016, separately sourced spare engines and related aircraft equipment will total approximately $128.3 million.
We also had five spare engines on hand as of March 31, 2016, of which four were leased under operating lease contracts and one was purchased in 2015. In March 2016, we financed $7.8 million of the purchase price of the engine purchased in 2015 with a debt facility subject to 7-year repayment terms and at a 90-day floating rate based on LIBOR. We executed a debt facility agreement with similar terms to finance a sixth spare engine which we expect to purchase in the second half of 2016.
Our long-term debt balance also includes a five-year term loan credit facility we entered into in April 2014 for $40.0 million to finance airport slot purchases. This loan was funded in two tranches in April and May 2014. Principal is repayable in full at the end of five years. We accrue interest on this loan at a variable rate based on LIBOR, and we pay interest quarterly in arrears.
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
Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$95,348	$33,078
Net cash used in investing activities	(98,624)	(9,459)
Net cash provided by financing activities	69,743	1
Net increase in cash and cash equivalents	66,467	23,620
Cash and cash equivalents, end of period	562,816	418,263

Net Cash Flow Provided By Operating Activities
During the three months ended March 31, 2016, net cash flow provided by operating activities was $95.3 million. We had net income of $17.5 million adjusted for the following non-cash items: depreciation and amortization of $7.8 million, share-based compensation expense of $2.1 million, paid in-kind interest expense of $1.0 million and deferred income taxes of $10.7 million. Air traffic liability contributed $81.8 million of operating cash flow in line with regular seasonality patterns for the first quarter. We also received an annual advance payment of $33 million from our co-branded credit card partner that was offset in part by revenue from the credit card program. Receivables increased by $7.6 million due to higher receivables from our credit card processors also in line with higher air traffic liability balance. Other non-current assets increased by $6.1 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. We increased our maintenance deposits by $5.2 million, primarily due to our reserve payments for future maintenance events.
During the three months ended March 31, 2015, net cash flow provided by operating activities was $33.1 million. We had net income of $12.8 million adjusted for the following non-cash items: depreciation and amortization of $4.1 million, share-based compensation expense of $1.4 million and paid in-kind interest expense of $0.8 million. Air traffic liability, net of credit card holdbacks contributed $37.8 million of operating cash flow, primarily due to an annual advance payment of $33 million from our co-branded credit card partner. We increased our maintenance deposits by $9.1 million, primarily due to our reserve payments for future maintenance events. Other non-current assets increased by $8.3 million primarily due to expensing rent on a straight-line basis at a rate that was lower than our cash payments during the period.
Net Cash Flows Used In Investing Activities
During the three months ended March 31, 2016, net cash flow used in investing activities was $98.6 million. We invested $98.6 million in flight equipment, which included our two aircraft deliveries during the quarter, building leasehold improvements and software.
During the three months ended March 31, 2015, net cash flow used in investing activities was $9.5 million. We invested $7.1 million in flight equipment and software and made $2.3 million in pre-delivery payments for our aircraft scheduled to be delivered in 2015 and 2016.
Net Cash Flows Provided By Financing Activities
During the three months ended March 31, 2016 cash flow provided by financing was $69.7 million primarily as a result of $87.0 million of financing for the purchase of two aircraft and one spare engine. We used $17.4 million to repay loans related to pre-delivery payments on two 2016 aircraft purchases and made principal payments on our aircraft debt.
Cash flow provided by financing was not material in the three months ended March 31, 2015.
Commitments and Contractual Obligations
The following table presents aggregate information about our contractual payment commitments as of March 31, 2016 and the periods in which payments are due (in thousands):

	Long-Term Debt including Related Party (1)	Aircraft and Engine Purchases (2)	Aircraft and Engine Leases (3)	Maintenance Deposits (4)	Other (5)	Total
2016	$35,963	$128,346	$167,092	$7,819	$21,987	$361,207
2017	21,177	—	221,246	10,929	30,174	283,526
2018	62,166	—	240,521	11,821	26,900	341,408
2019	73,892	—	234,494	12,516	18,778	339,680
2020	21,545	—	214,971	13,145	14,780	264,441
Thereafter	176,808	—	832,364	30,419	30,440	1,070,031
	$391,551	$128,346	$1,910,688	$86,649	$143,059	$2,660,293

(1)	Includes accrued paid-in-kind interest; excludes future interest of $13.5 million to be accrued through and payable in November 2020 on the $50.0 million note to the Virgin Group.

(2)	Represents non-cancelable contractual payment commitments for aircraft and engines.

(3)
Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates, as well as estimated future minimum lease payments for 10 A321 NEO aircraft to be delivered in 2017 and 2018.

(4)	Represents the fixed portion of supplemental rent under lessor contracts for maintenance reserve payment commitments; excludes variable future amounts that will be based on actual flight hours.

(5)	Represents future minimum lease payments under non-cancelable building, airport station and equipment leases.
The table above does not include our commitment to pay royalties to the Virgin Group pursuant to an amended and restated license agreement related to our use of the Virgin name and brand.
Certain of our aircraft operating leases and debt instruments include certain financial covenants and cross-default provisions. As of March 31, 2016, we were in compliance with all covenants under these agreements.
Critical Accounting Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The following table provides the reconciliation of operating expense per ASM excluding fuel and profit sharing for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
	$	Per ASM	$	Per ASM
	(In thousands)	(In cents)	(In thousands)	(In cents)
Total operating expenses	$332,081	10.17	$310,968	11.03
Less: Aircraft fuel	67,277	2.06	88,558	3.14
Operating expenses, excluding fuel	264,804	8.11	222,410	7.89
Less: profit sharing	3,435	0.10	2,096	0.07
Operating expense, excluding fuel and profit sharing	$261,369	8.01	$220,314	7.82

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
Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the three months ended March 31, 2016 and 2015 represented approximately 20.3% and 28.5% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on March 2016 aircraft fuel market prices and our projected 2016 fuel consumption, a 10% increase in the average price per gallon would increase our annual aircraft fuel expense, including the impact of our outstanding hedged positions, by approximately $11.2 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we periodically enter into fixed forward price contracts, or FFPs, and forward swaps for jet fuel and heating oil. As of March 31, 2016, we had entered into fuel derivative contracts and FFPs that fixed or established a floor on the price associated with 40% of our forecasted aircraft fuel requirements for the next nine months at an approximate cost per gallon of $1.39, which is in excess of current market prices. All of our then-existing fuel hedge contracts are expected to settle by the end of the fourth quarter of 2016.
The fair value of our fuel derivative contracts as of March 31, 2016 was a net liability of $11.9 million offset by margin call deposits of $1.7 million, resulting in an overall net liability of $10.2 million. As of March 31, 2015, our fuel hedge net liability was $13.2 million offset by margin call deposits of $5.3 million, resulting in an overall net liability of $7.9 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2016, we believe the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR for the three months ended March 31, 2016 would have had an immaterial effect on total interest expense for the three months ended March 31, 2016.
Our remaining long-term debt consists of a fixed rate note payable. A hypothetical 10% change in market interest rates as of March 31, 2016 would have no effect on our interest expense but would increase or reduce the fair value of our fixed-rate debt instruments by $8.3 million.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents

PART 2. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On April 21, 2016, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against the outside directors on our board of directors, captioned Thomas Houston v. Donald J. Carty, et al., Case No. 12235 (Del. Ch.). The complaint alleges, among other things, that the directors breached their fiduciary duties by approving the Merger Agreement. The complaint seeks, among other things, to enjoin the proposed transaction, or to rescind it should it be consummated, and to require the outside directors to exercise their fiduciary duties and commence a sale process and obtain a transaction that is in the best interests of stockholders, as well as other equitable relief and damages, including attorneys’ and experts’ fees.
We are reviewing the complaint and have not yet formally responded to it, but we believe that the allegations in the complaint are without merit and we intend to defend against them vigorously. Litigation is inherently uncertain, however, and there can be no assurance regarding the likelihood that our defense of this action will be successful. Additional complaints containing substantially similar allegations may be filed in the future.
We are also subject to litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We currently believe that the ultimate outcome of such other lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.
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
The announcement and pendency of our agreement to be acquired by Alaska Air Group could have an adverse effect on our business.
On April 1, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Alaska Air Group Inc., or Alaska Air Group, pursuant to which a wholly-owned subsidiary of Alaska Air Group will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Virgin America, and Virgin America will be the successor or surviving corporation of the merger and will become a subsidiary of Alaska Air Group. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the merger, each share of common stock of Virgin America issued and outstanding immediately prior to the effective time of the Merger will be converted into $57.00 in cash, without interest.
Uncertainty about the effect of the proposed merger on our teammates, guests and other parties may have a material adverse effect on our business. Our teammates may experience uncertainty about their roles or seniority following the merger. There can be no assurance that our teammates, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could materially adversely affect our business and operations.
Parties with which we do business may experience uncertainty associated with the merger and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause guests or corporate customers to refrain from booking travel with us and vendors may seek to change existing business relationships, which could result in a material adverse effect on our business, operations and financial position.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed merger becomes effective or the Merger Agreement terminates. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the merger with Alaska Air Group could adversely affect our business.
Completion of the merger with Alaska Air Group is subject to several conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including the approval of our stockholders and the expiration or termination of applicable waiting periods under antitrust and competition laws and various approvals or consents that must be obtained from regulatory entities. If the proposed merger or a similar transaction is not completed, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $78.5 million in the event the merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our guests, teammates and vendors, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.
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
We have a history of losses and only a limited operating history upon which you can evaluate our business and prospects. While we recorded an annual profit in 2013, 2014 and 2015 and a profit in the first quarter of 2016, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or an annual basis. In turn, this may cause the trading price of our common stock to decline and may materially adversely affect our business.
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
The FAA also has extensive authority to address airspace/airport congestion issues and currently imposes limitations on take-off and landing slots at four airports: Ronald Reagan Washington National Airport (DCA), LaGuardia Airport (LGA), John F. Kennedy International Airport (JFK) and Newark Liberty International Airport (EWR). The FAA announced on April 1, 2016 that, based on an updated demand and capacity analysis, it would eliminate the current FAA order designating EWR as a slot-controlled airport and designate EWR as a schedule-facilitated airport beginning on October, 30, 2016. Under this approach, the FAA will review and facilitate airline schedules at EWR using the International Air Transport Association Worldwide Slot Guidelines, giving priority to carriers based on approved schedules and operations conducted in the prior corresponding winter and summer seasons. This change in the EWR designation could result in additional flights to EWR and conflicting demands by airlines for available gates, terminal space and runway times. In addition, larger airline competitors at EWR, who have greater resources and flexibility than us, may seek to add additional capacity on our routes, which could interfere with our ability to add flights at EWR and harm our existing business at EWR. In the future, the FAA could eliminate slot controls or reduce the number of slots allocated at DCA, LGA or JFK, reimpose slot restrictions at EWR, or impose new slot restrictions at other airports, which actions may adversely affect our operations at those airports.
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
In 2015, Elavon agreed to reduce the Company’s holdback to zero percent and American Express agreed to remove the letter of credit requirement, effectively reducing our holdback to zero. Elavon and American Express each have the right to restore the holdback in the future depending on our financial performance. Any re-imposition of our holdbacks by Elavon or American Express will immediately and negatively impact our liquidity, which may materially adversely affect our business.
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
The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease 53 of our 61 aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. In December 2015, we entered into agreements to lease ten Airbus A321neo aircraft, beginning the first quarter of 2017 through the third quarter of 2018. Under these agreements, we are obligated to make fixed rent payments as we take delivery of these aircraft. As of March 31, 2016, we had undiscounted future operating lease obligations of approximately $1.9 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines (with certain rights to cancel some of these commitments by forfeiting pre-delivery payments) from Airbus and CFM for delivery over the next seven years. Under those agreements, we are obligated to make pre-delivery payments, or PDPs, to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with two aircraft scheduled for delivery between May 2016 and June 2016 that are non-cancelable and 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.
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
As of March 31, 2016, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.3 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.
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
We depend on third-party service providers to provide the majority of the services required for our operations, including fueling, maintenance, catering, passenger handling, reservations and airport ground handling, as well as certain administrative and support services. We are likely to enter into similar service agreements for new markets we enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. Moreover, although we do enter into agreements with many of our third-party service providers that define expected service performance, we do not directly control these third-party service providers. Any of these third-

party service providers may fail to meet their service performance commitments to us, suffer disruptions to their systems that could negatively impact their services or fail to perform their services reliably, professionally or at the high standard of quality that we expect. Any such failure of our third-party service providers may prevent us from operating one or more flights or providing other services to our customers and may materially adversely affect our business. In addition, our business could be materially adversely affected if our customers believe that our services are unreliable or unsatisfactory.
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
As of March 31, 2016, the Virgin Group and Cyrus Holdings owned approximately 18.3% and 27.9% of our outstanding voting common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial.
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
We completed our IPO in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through March 31, 2016, the reported high and low sale price of our common stock fluctuated between $26.30 and $45.43 per share. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Cyrus Holdings and the Virgin Group collectively held an aggregate of 17,411,888 shares of our voting common stock, or 46.2% of our voting common stock outstanding, and 54.4% of the total outstanding equity interests in our company as of March 31, 2016 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.
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
As of April 1, 2016, non-U.S. citizens owned, in the aggregate, 8,118,097 shares of voting common stock and 14,970,835 shares of outstanding common stock (representing approximately 21.5% of the total voting rights and approximately 33.6% of the total outstanding equity interests in our company, respectively).
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
ITEM 2 .    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
There has been no material change in the planned use of proceeds from the offering as described in the Registration Statement and in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Dated: April 28, 2016

VIRGIN AMERICA INC.
By: /s/ Peter D. Hunt
Peter D. Hunt
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 1, 2016, by and among Virgin America Inc., Alaska Air Group, Inc. and Alpine Acquisition Corp.	8-K	2.1	4/4/2016
3.1	Amended and Restated Certificate of Incorporation of Virgin America Inc.	8-K	3.1	11/19/2014
3.2	Amended and Restated Bylaws of Virgin America Inc.	8-K	3.2	11/19/2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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