Form 10-Q
period 2016-06-30
Virgin America Inc.
filed 2016-08-05
CIK 1614436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 26, 2016, the registrant had 44,677,032 shares of common stock outstanding.

Virgin America Inc.
FORM 10-Q

i

PART 1. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Virgin America Inc. Condensed Consolidated Balance Sheets (In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$601,090	$496,349
Receivables, net	35,200	19,556
Prepaid expenses and other assets	19,849	10,675
Total current assets	656,139	526,580
Property and equipment:
Flight equipment	630,649	373,199
Ground and other equipment	95,057	85,471
Less accumulated depreciation and amortization	(107,932)	(92,173)
	617,774	366,497
Pre-delivery payments for flight equipment	25,959	72,402
Total property and equipment, net	643,733	438,899
Aircraft maintenance deposits	231,143	216,207
Aircraft lease deposits	58,047	58,330
Restricted cash	22,193	19,800
Deferred income taxes	123,802	171,443
Other non-current assets	161,395	137,272
	596,580	603,052
Total assets	$1,896,452	$1,568,531

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc. Condensed Consolidated Balance Sheets (In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,989	$76,603
Air traffic liability	272,327	174,853
Other current liabilities	123,076	117,135
Long-term debt-current portion	29,878	48,843
Total current liabilities	489,270	417,434
Long-term debt	396,408	216,477
Long-term debt-related parties	44,470	42,421
Other long-term liabilities	81,114	84,052
Total liabilities	1,011,262	760,384
Contingencies and commitments (Note 5)
Stockholders’ equity
Preferred stock	—	—
Common stock	444	442
Treasury stock	(6,856)	(5,038)
Additional paid-in capital	1,256,691	1,251,524
Accumulated deficit	(356,921)	(412,479)
Accumulated other comprehensive loss	(8,168)	(26,302)
Total stockholders’ equity	885,190	808,147
Total liabilities and stockholders’ equity	$1,896,452	$1,568,531

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc. Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues:
Passenger	$377,505	$359,709	$700,136	$649,073
Other	48,221	41,177	89,599	78,165
Total operating revenues	425,726	400,886	789,735	727,238
Operating expenses:
Salaries, wages and benefits	83,145	74,758	162,013	139,490
Aircraft fuel	74,394	93,743	141,671	182,301
Aircraft rent	47,787	45,708	95,107	90,690
Landing fees and other rents	40,765	34,071	79,897	68,054
Sales and marketing	35,431	30,704	67,818	57,083
Aircraft maintenance	16,898	12,656	33,732	26,489
Depreciation and amortization	9,472	4,225	17,278	8,328
Other operating expenses	48,663	37,363	91,120	71,762
Total operating expenses	356,555	333,228	688,636	644,197
Operating income:	69,171	67,658	101,099	83,041
Other expense:
Interest expense	(4,322)	(1,616)	(7,788)	(2,831)
Interest expense-related-party	(1,024)	(822)	(2,049)	(1,628)
Capitalized interest	155	1,242	635	2,309
Other income (expense), net	73	(1,109)	290	(2,428)
Total other expense	(5,118)	(2,305)	(8,912)	(4,578)
Income before income tax	64,053	65,353	92,187	78,463
Income tax expense	25,949	364	36,629	688
Net income	$38,104	$64,989	$55,558	$77,775
Net income per share:
Basic	$0.86	$1.50	$1.25	$1.80
Diluted	$0.85	$1.47	$1.24	$1.75
Shares used for computation:
Basic	44,321	43,298	44,275	43,239
Diluted	44,927	44,083	44,773	44,538

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc. Consolidated Statements of Comprehensive Income (In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$38,104	$64,989	$55,558	$77,775
Fuel derivative financial instruments:
Change in unrealized gains on fuel derivatives, net of tax expense of $4,889 and $0 for the three months ended June 30, 2016 and 2015, and $5,364 and $0 for the six months ended June 30, 2016 and 2015	8,053	4,527	8,831	1,509
Net fuel derivative losses reclassified into earnings, net of tax expense of $1,276 and $0 for the three months ended June 30, 2016 and 2015, and $6,196 and $0 for the six months ended June 30, 2016 and 2015	2,102	9,080	10,204	24,315
Interest rate swap derivative financial instruments:
Change in unrealized losses on interest rate swaps, net of tax benefit of $28 for the three months ended June 30, 2016 and of $572 for the six months ended June 30, 2016	(81)	42	(973)	42
Interest rate swap losses reclassified into earnings, net of tax expense of $12 for the three months ended June 30, 2016 and of $24 for the six months ended June 30, 2016	52	—	72	—
Other comprehensive income	10,126	13,649	18,134	25,866
Total comprehensive income	$48,230	$78,638	$73,692	$103,641

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities	$175,165	$130,920
Cash flows from investing activities:
Acquisition of property and equipment	(231,215)	(16,273)
Pre-delivery payments for flight equipment	—	(5,805)
Net cash used in investing activities	(231,215)	(22,078)
Cash flows from financing activities:
Net proceeds of equity issuance	1,081	1,526
Proceeds of debt issuance	207,000	—
Debt issuance costs	(2,274)	(818)
Payment of long-term debt	(43,198)	—
Shares repurchased for tax withholdings	(1,818)	(3,736)
Net cash provided by (used in) financing activities	160,791	(3,028)
Net increase in cash and cash equivalents	104,741	105,814
Cash and cash equivalents, beginning of period	496,349	394,643
Cash and cash equivalents, end of period	$601,090	$500,457

Non-cash transactions:
Fixed assets in accounts payable	$9,090	$149
Non-cash loan borrowings on pre-delivery payments for flight equipment	—	17,416

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation
The condensed consolidated financial statements of Virgin America Inc. (the “Company”) for the three and six months ended June 30, 2016 include the accounts of the Company and its variable interest entities, for which it was the primary beneficiary. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's 2015 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
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
On April 1, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alaska Air Group, Inc. (“Alaska Air Group” or “Parent”) and Alpine Acquisition Corp. ("Merger Sub"), its wholly-owned subsidiary. The Merger Agreement provides that Merger Sub will merge with and into the Company, with the Company surviving as a subsidiary of Parent (the “Merger.”)
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
The closing of the acquisition is subject to the approval by the Company's stockholders, performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions, as set forth in further detail in the Merger Agreement. On June 15, 2016, Alaska Air Group and the Company entered into a timing agreement with the U.S. Department of Justice outlining the phasing of certain steps to be taken in connection with the U.S. Department of Justice’s review of the Merger. Under the timing agreement, Alaska Air Group and the Company agreed to provide the U.S. Department of Justice with materials on a planned schedule and also agreed not to consummate the Merger prior to September 30, 2016, unless the U.S. Department of Justice has closed its investigation sooner. The Company obtained stockholder approval on July 26, 2016 and anticipates that it will complete the transaction in the fourth quarter of 2016, however, the Company cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the Merger will close.
For the three months and six months ended June 30, 2016, the Company incurred $4.4 million and $6.0 million of costs related to the Merger Agreement.
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
In February 2016, the FASB issued a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous U.S. GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

those leases classified as operating leases under previous U.S. GAAP. The accounting applied by a lessor is largely unchanged from that applied under previous U. S. GAAP. As a result, the Company will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.
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
In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a comprehensive new revenue recognition standard that will replace most existing revenue recognition standards under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard will require the Company to recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. As a result, the Company will need to use more judgments and estimates to determine when and how revenue is recognized than U.S. GAAP currently requires. In August 2015, the FASB issued an accounting standards update that provides a one-year deferral of the effective date for the new revenue standard for public and non-public entities, resulting in an effective date for the Company of January 1, 2018. In March 2016, the FASB issued an accounting standards update to improve the operability and understandability of the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued an accounting standards update to improve the guidance and reduce the cost and complexity of applying the guidance on identifying performance obligations in a contract and to improve the operability and understandability of the licensing implementation guidance in the new revenue recognition standard. In May 2016, the FASB issued an accounting standards update to make several narrow scope improvements and to provide a practical expedient for contract modifications at transition. The Company believes the most significant effect of the accounting standards update will be the elimination of the incremental cost method for frequent flyer accounting, which would require the Company to re-value its liability earned by customers associated with flights points with a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial effect at a future date.

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

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2016 and December 31, 2015 respectively (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$510,754	$—	$—	$510,754
Restricted cash	22,193	—	—	22,193
Heating oil swaps - fuel derivative instruments	—	150	—	150
Jet fuel swaps - fuel derivative instruments	—	4,613	—	4,613
	$532,947	$4,763	$—	$537,710

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$419,176	$—	$—	$419,176
Restricted cash	19,800	—	—	19,800
Heating oil swaps - fuel derivative instruments	—	(17,895)	—	(17,895)
Jet fuel swaps - fuel derivative instruments	—	(9,655)	—	(9,655)
Interest rate swaps	—	155	—	155
	$438,976	$(27,395)	$—	$411,581
The following are estimated fair values of the Company's debt at June 30, 2016 (in thousands):

	Carrying value	Estimated fair value
Third-party debt:
Aircraft-related term loans	$392,252	$391,868
Term loan credit facility	40,000	40,000
Related-party debt:
Virgin Group	44,470	51,713
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

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s remaining heating oil collars matured by the end of the second quarter 2015 and the remaining Brent call options matured by the end of the third quarter 2015.
The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. The Company did not have any commitments related to FFP contracts outstanding at June 30, 2016.
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
(b)    Interest Rate Swaps
The Company enters into interest rate swaps to protect against adverse fluctuations in interest rates associated with variable rate debt financing by reducing its exposure to variability in cash flows related to the future interest payments on the financing for committed aircraft. The interest rate swaps are designated cash flow hedges. The Company has no active swaps as of June 30, 2016. The AOCI loss balance of $2.1 million at June 30, 2016 relates to interest rate swaps that matured in 2015 and 2016, which is being amortized to interest expense over the term of the debt in the accompanying consolidated statements of operations.
(c)    Summary of Derivative Instruments
All of the Company's derivatives were designated as cash flow hedges at June 30, 2016 and December 31, 2015. The following tables present the fair value of derivative assets and liabilities that are designated as hedging instruments, as well as the location of the asset and liability balances within the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		June 30, 2016	December 31, 2015
Fuel derivative instruments—Heating oil swaps	Current liabilities	$(496)	$(17,895)
Fuel derivative instruments—Jet fuel swaps	Current liabilities	—	(9,655)
Total current liabilities		$(496)	$(27,550)

Fuel derivative instruments—Heating oil swaps	Current assets	$646	$—
Fuel derivative instruments—Jet fuel swaps	Current assets	4,613	—
Interest rate swaps	Current assets	—	155
Total current assets		$5,259	$155
As of June 30, 2016, the Company has no collateral deposited to comply with margin call requirements. As of December 31, 2015, the Company had deposited $9.7 million as collateral with two of its counterparties to comply with margin call requirements related to derivative losses that exceeded the portfolio’s credit limit. The Company recorded margin call deposits in other current liabilities in the accompanying condensed consolidated balance sheet as an offset to fuel hedge liability. Total fuel hedge net current assets was $4.8 million at June 30, 2016, and at December 31, 2015, the total current liability was $17.9 million.

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the effect of derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the six months ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fuel derivative instruments	Aircraft fuel expense	$(3,652)	$(9,219)	$(17,746)	$(24,434)
Interest rate swaps	Interest expense	64	—	96	—
Total impact to the consolidated statements of operations		$(3,588)	$(9,219)	$(17,650)	$(24,434)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the six months ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fuel derivative instruments	Aircraft fuel expense	$—	$800	$—	$353
Total impact to the consolidated statements of operations		$—	$800	$—	$353
At June 30, 2016, the Company estimates that approximately $4.9 million of net fuel derivative gains related to its cash flow fuel hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
At June 30, 2016, the Company estimates that approximately $0.2 million of net derivative losses related to its interest rate swaps included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The effect of derivative instruments designated as cash flow hedges and the underlying hedged items on the condensed consolidated statements of operations for three and six months ended June 30, 2016 and 2015, respectively, is summarized as follows (in thousands):

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Three months ended		Three months ended		Three months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fuel derivative instruments	$12,942	$4,527	$(3,378)	$(9,080)	$(274)	$(139)
Interest rate swaps	(109)	42	(64)	—	—	—

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Six months ended		Six months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fuel derivative instruments	$14,195	$1,509	$(16,400)	$(24,315)	$(1,346)	$20
Interest rate swaps	(1,545)	42	(96)	—	—	—
The notional amounts of the Company’s outstanding derivatives are summarized as follows (gallons in millions):

	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil swaps (gallons)	11	38
Fuel derivative instruments—Jet fuel swaps (gallons)	22	25
Interest rate swaps (dollars)	$—	$34
As of June 30, 2016, the Company had entered into fuel derivative contracts for approximately 32% of its forecasted aircraft fuel requirements for 2016 at a weighted-average cost per gallon of $1.31, excluding related fuel taxes.
The Company presents its derivative instruments at net fair value in the accompanying condensed consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net settlement under certain conditions. As of June 30, 2016, information related to these offsetting arrangements was as follows (in thousands):

	June 30, 2016
	Derivatives offset in consolidated balance sheet			Derivatives eligible for offsetting
	Gross derivative amounts	Gross derivative amounts offset in consolidated balance sheet	Net amount	Gross derivative amounts	Gross derivative amounts eligible for offsetting	Net amount
Fair value of assets	$5,899	$(640)	$5,259	$5,899	$(640)	$5,259
Fair value of liabilities	(1,136)	640	(496)	(1,136)	640	(496)
Margin call deposits			—			—
Total			$4,763			$4,763
As of December 31, 2015, no fuel derivative or interest rate swap amounts were available for offset.

(4)	Long-Term Debt
During the first half of 2016, the Company took delivery of five aircraft as scheduled. Simultaneously, the Company executed financing agreements totaling $168.2 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 3.9% and $31.1 million with subordinated debt facilities subject to seven-year repayment terms with an average interest rate of 6.5%. Principal and interest are payable quarterly in arrears. Loans related to two aircraft are pre-payable any time. Loans related to the other three aircraft are not pre-payable prior to the third anniversary of the delivery date (for two aircraft) or issuance date (for one aircraft) and are pre-payable at par thereafter, subject to payment of early termination charges, if applicable. The debt agreements have no financial covenants.

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Long-term debt including accrued paid-in-kind interest consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Third-party debt:
Aircraft-related term loans	$392,252	$193,618
Pre–delivery payment loans	—	34,823
Term loan credit facility	40,000	40,000
Total third-party debt	432,252	268,441
Related-party debt:
Virgin Group	54,114	52,808
Total debt	486,366	321,249
Less: current maturities	(29,878)	(48,843)
Less: unamortized debt issuance costs	(5,966)	(3,121)
Less: discount on Virgin Group debt	(9,644)	(10,387)
Long–term debt	$440,878	$258,898
In connection with three of the 2015 aircraft-related term loans and three of the 2016 aircraft-related term loans, special purpose entities were formed to authorize and issue senior and junior secured notes and to acquire, finance, own and lease to the Company certain aircraft. Under variable interest entity accounting guidelines, the Company consolidated these entities because the Company is the primary beneficiary. As of June 30, 2016, the entities' assets consisted of six aircraft leased to the Company and its only liabilities consisted of notes payable in relation to the financing of such aircraft.

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

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees and maintained such deposits as pre-delivery payments in its accompanying condensed consolidated balance sheet as of June 30, 2016.
The Company had five spare engines on hand as of June 30, 2016, four of which were leased under operating lease contracts and one of which was purchased in 2015. In March 2016, the Company financed $7.8 million of the purchase price of the engine purchased in 2015 with a debt facility subject to 7-year repayment term and a 90 day floating interest rate based on three month LIBOR.

(6)	Related-Party Transactions
The Company licenses the use of its brand name from certain entities affiliated with Virgin Enterprises Limited, a company incorporated in England and Wales (“VEL”). VEL is an affiliate of one of the Company’s largest stockholders, the Virgin Group, which has an employee who sits on the Company's board of directors. In connection with the recapitalization agreement the Company entered into in November 2014, the annual license fee to the Virgin Group increased from 0.5% to 0.7% of total revenue starting January 1, 2016. The annual license fee increase will resume at 0.5% once the Company’s total revenue for four consecutive quarters exceeds $4.5 billion. The Company paid license fees of $3.0 million and $2.0 million for the three months ended June 30, 2016 and 2015 and $4.9 million and $3.7 million for the six months ended June 30, 2016 and 2015. The Company has accrued unpaid royalty fees of $3.0 million and $2.0 million at June 30, 2016 and December 31, 2015.
As of June 30, 2016, the Virgin Group, through its affiliates including VX Holdings L.P., owned approximately 18.2% of the Company’s issued and outstanding voting stock and all of the outstanding related-party debt. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Company's board of directors must be U.S. citizens. U.S. citizen investors own over 75% of the voting stock of the Company, of which Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owned approximately 27.8% as of June 30, 2016.
As of June 30, 2016, 9.4% of the Company’s $470.8 million debt is held by related-party investors. The Company incurred $1.0 million and $0.8 million of related-party interest expense for the three months ended June 30, 2016 and 2015 and $2.0 million and $1.6 million for the six months ended June 30, 2016 and 2015. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee was equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance and was payable quarterly. In June 2015, the Company canceled the Letter of Credit Facility in conjunction with the elimination of the credit card holdback requirement and stopped incurring related commitment fees. For the three and six months ended June 30, 2015, the Company recorded $1.1 million and $2.5 million in commitment fees related to this Letter of Credit Facility in other income (expense) in the accompanying condensed consolidated statement of operations.

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Income Taxes
The provision for income taxes for the three and six months ended June 30, 2016 was $25.9 million and $36.6 million as compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2015. The Company’s effective tax rate was approximately 40.5% and 39.7% for the three and six months ended June 30, 2016 compared to 0.6% and 0.9% for the three and six months ended June 30, 2015. The differences were primarily related to the effects of the valuation allowance the Company had on its deferred tax assets through the first three quarters of 2015 that was fully released as of December 31, 2015. The effective tax rates for the three and six months ended June 30, 2016, differ from the statutory rate of 35% primarily as a result of state taxes, nondeductible meals and entertainment expenses, and nondeductible merger-related costs.

(8)	Net Income Per Share
Employee equity share options and unvested stock and stock units granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and stock units, and shares to be issued under the Company's ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
The following table sets forth the computation of the Company’s basic and diluted net income for the periods presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
BASIC:
Net income	$38,104	$64,989	$55,558	$77,775
Weighted-average common shares outstanding	44,321	43,298	44,275	43,239
Basic net income per share	$0.86	$1.50	$1.25	$1.80
DILUTED:
Net income	$38,104	$64,989	$55,558	$77,775
Weighted-average common shares outstanding-basic	44,321	43,298	44,275	43,239
Effect of dilutive potential common shares	606	785	498	1,299
Weighted-average common shares outstanding-diluted	44,927	44,083	44,773	44,538
Diluted net income per share	$0.85	$1.47	$1.24	$1.75
The following director and employee stock awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock option awards	—	10	—	13
Restricted stock units	—	12	—	5
ESPP	—	—	17	—

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
Reconciliation of Reported Amounts to Non-GAAP Financial Measures
We evaluate our financial performance using various financial measures, some of which are measures calculated under GAAP, and some of which use alternative methods of calculation (non-GAAP). These measures include operating income/loss, operating margin, net income/loss, net earnings/loss per share and CASM, among others. Pursuant to SEC Regulation G, we have included the following reconciliations of reported non-GAAP financial measures to comparable financial measures reported on a GAAP basis. CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We believe that adjusting CASM for certain special items is useful to investors because the items are not expected to be incurred on a regular basis in future periods. We also believe that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. We also believe that reporting economic fuel cost per gallon excluding gains or losses on hedges that related to future periods is useful to investors because such gain or loss is not indicative of the actual future value of the underlying hedge contract, and we believe that excluding such gain or loss helps investors to understand the core operating performance in the current period. In addition, we believe that excluding profit sharing costs from CASM better allows investors to understand the core operating cost performance for the period and provides for a more meaningful comparison of the costs of our operations to those of the rest of the industry.
Special items, or Special Items, consist of costs related to the Merger Agreement with Alaska Air Group, Inc. and out-of-period fuel related adjustments for the three and six months ended June 30, 2016 and of out-of-period fuel related adjustments for the three and six months ended June 30, 2015. Three and six months ended June 30, 2016 include the statutory tax effect of Special Items. For the three and six months ended June 30, 2015 tax effect on Special Items was marginal and excluded.
The following table provides the reconciliation of statements of operations and excluding fuel and profit sharing for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands, except per share data):

	Three months ended June 30,		%		Six months ended June 30,		%
	2016	2015	Change		2016	2015	Change
Operating income, as reported	$69,171	$67,658	2.2		$101,099	$83,041	21.7
Add: merger-related costs	4,402	—			6,049	—
Add (deduct): out-of-period fuel costs	(636)	(552)			(1,047)	$(2,815)
Operating income, non-GAAP	$72,937	$67,106	8.7		$106,101	$80,226	32.3

Operating margin, as reported	16.2%	16.9%	(0.7)	pts	12.8%	11.4%	1.4	pts
Add: merger-related costs	1.0	—			0.7	—
Add (deduct): out-of-period fuel costs	(0.1)	(0.2)			(0.1)	(0.4)
Operating margin, non-GAAP	17.1%	16.7%	0.4	pts	13.4%	11.0%	2.4	pts

Income before taxes, as reported	$64,053	$65,353	(2.0)		$92,187	$78,463	17.5
Add: merger-related costs	4,402	—			6,049	—
Add (deduct): out-of-period fuel costs	(636)	(552)			(1,047)	(2,815)
Income before taxes, non-GAAP	$67,819	$64,801	4.7		$97,189	$75,648	28.5

Net income, as reported	$38,104	$64,989	(41.4)		$55,558	$77,775	(28.6)
Add: merger-related costs	4,402	—			6,049	—
Add (deduct): out-of-period fuel costs	(636)	(552)			(1,047)	(2,815)
Add (deduct): income tax effect of special items	(33)	—			(365)	—
Net income, non-GAAP	$41,837	$64,437	(35.1)		$60,195	$74,960	(19.7)

Fully diluted earnings per share, as reported	$0.85	$1.47	(42.2)		$1.24	$1.75	(29.1)
Add: merger-related costs	0.09	—			0.13	—
Add (deduct): out-of-period fuel costs	(0.01)	(0.01)			(0.02)	(0.06)
Add (deduct): income tax effect of special items	—	—			(0.01)	—
Fully diluted earnings per share, non-GAAP	$0.93	$1.46	(36.3)		$1.34	$1.69	(20.7)

The following table provides the reconciliation of CASM excluding Special Items, fuel and profit sharing and CASM excluding fuel and fuel and profit sharing for the three and six months ended June 30, 2016 and 2015 (in cents):

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	Change	2016	2015	Change
CASM, as reported	9.67	10.41	(7.1)	9.90	10.70	(7.5)
Deduct: merger-related costs	(0.12)	—		(0.09)	—
Add: out-of-period fuel costs	0.01	0.02		0.02	0.05
CASM, non-GAAP, excluding special items	9.56	10.43	(8.3)	9.83	10.75	(8.6)
Deduct: aircraft fuel, net of out-of-period fuel costs	(2.03)	(2.95)		(2.05)	(3.08)
Deduct: profit sharing	(0.18)	(0.21)		(0.15)	(0.14)
CASM, non-GAAP, excluding special items, aircraft fuel and profit sharing	7.35	7.27	1.1	7.63	7.53	1.3

CASM, as reported	9.67	10.41	(7.1)	9.90	10.70	(7.5)
Deduct: aircraft fuel	2.02	2.93		2.03	3.03
CASM, non-GAAP, excluding aircraft fuel	7.65	7.48		7.87	7.67
Deduct: profit sharing	0.18	0.21		0.15	0.14
CASM, non-GAAP, excluding aircraft fuel and profit sharing	7.47	7.27	2.8	7.72	7.53	2.5

The following table provides the reconciliation of fuel cost per gallon excluding Special Items, for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		%	Six months ended June 30,		%
	2016	2015	Change	2016	2015	Change
GAAP fuel cost per gallon	$1.51	$2.18	(30.7)	$1.54	$2.28	(32.5)
Add: out-of-period fuel adjustments	0.02	0.02		0.01	0.04
Non-GAAP fuel cost per gallon excluding special item	$1.53	$2.20	(30.5)	$1.55	$2.32	(33.2)
Overview
Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient, single fleet type. As of June 30, 2016, we provided service to 24 airports in the United States and Mexico with a fleet of 62 narrow-body aircraft. We also took delivery of one aircraft in June 2016 that was not yet placed in service as of June 30, 2016.
Second Quarter 2016 Highlights
Our pre-tax income for the second quarter of 2016 was $64.1 million. We recorded $4.4 million of legal and professional costs associated with the proposed acquisition of Virgin America by Alaska Air Group (as more fully described below), and we recorded a $0.6 million gain to fuel expense related to out-of-period adjustments on jet fuel hedge instruments where we did not apply hedge accounting, for a net total of $3.8 million of operating costs that we consider Special Items for the period. Excluding these Special Items, our pre-tax income was $67.8 million for the second quarter of 2016 (a non-GAAP financial measure). This represents an improvement of 4.7% as compared to pre-tax income excluding Special Items (a non-GAAP financial measure) for the second quarter of 2015. Highlights of our financial results, both with and without Special Items are as follows:

▪
Capacity: Available Seat Miles (ASMs) for the second quarter of 2016 increased by 15.3% compared with the second quarter of 2015. We took delivery of three new Airbus A320 aircraft in the second quarter of 2016, ending the quarter with 63 total Airbus A-320 family aircraft, of which 62 aircraft were in operating service.

▪	Operating Revenue: Total operating revenue was $425.7 million, an increase of 6.2% over the second quarter of 2015.

▪
Revenue per Available Seat Mile (RASM): Passenger revenue per available seat mile (PRASM) decreased 9.0% compared to the second quarter of 2015, to 10.23 cents. We recorded an adjustment related to accounting for loyalty points in 2015 which increased second quarter 2015 PRASM by approximately 1 percentage point. Excluding the impact of this item, PRASM declined approximately 8.0% year-over-year. Our decline in PRASM has been caused by significantly reduced yields in our core markets. Despite this, our revenue share growth in our markets (as measured by Airlines Reporting Corporation) slightly outpaced our capacity share growth, indicating that our performance in our markets relative to competitors remains stable. Total RASM decreased 7.9% year-over-year.

▪
Cost per Available Seat Mile (CASM): Total CASM for the second quarter of 2016 decreased 7.1%, to 9.67 cents. Total CASM excluding Special Items decreased 8.3%, to 9.56 cents. A decrease in fuel costs was the primary factor in the decline in total CASM. Our recorded salaries, wages and benefits in the second quarter of 2016 includes a $6.6 million accrual for teammate profit sharing and related payroll taxes. CASM excluding Special Items, fuel costs and profit sharing increased 1.1% year-over-year, to 7.35 cents. CASM excluding Special Items, fuel costs and profit sharing was negatively impacted by increased maintenance costs, and by an increase in passenger re-accommodation costs due to higher than expected summer delays and cancellations.

▪
Fuel Expense: Our fuel cost per gallon was $1.51 for the second quarter of 2016. Excluding Special Items, our fuel cost per gallon for the second quarter of 2016 was $1.53, a decrease of 30.5% from the second quarter of 2015.

▪
Operating Income: Second quarter operating income and operating margin were $69.2 million and 16.2%, respectively. Excluding Special Items, second quarter operating income (a non-GAAP financial measure)was $72.9 million, an increase of 8.7% compared to the second quarter of 2015. Our operating margin excluding Special Items (a non-GAAP financial measure) was 17.1%, an increase of 0.4 points from the second quarter of 2015.

▪
Total Other Expense: Total other expense was $5.1 million, an increase of $2.8 million as compared to the second quarter of 2015. The increase is due to higher interest expense associated with the financing of ten new A320 aircraft that we have acquired since the second quarter of 2015.

▪
Net Income: Net income for the second quarter of 2016 was $38.1 million and for the second quarter of 2015 was $65.0 million. Excluding Special Items, net income for the second quarter of 2016 (a non-GAAP financial measure) was $41.8 million, a decrease of 35.1% compared to the second quarter of 2015. We recorded a provision for income taxes excluding special items of $26.0 million in the second quarter of 2016. We did not record a material provision for income taxes in the second quarter of 2015 due to a valuation allowance recorded against our deferred income tax assets. We released substantially all of this valuation allowance in the fourth quarter of 2015.

▪
Fully Diluted Earnings per Share (EPS): Our fully diluted earnings per share for the second quarter of 2016 was $0.85. Excluding Special Items, fully diluted earnings per share (a non-GAAP financial measure) was $0.93 for the second quarter of 2016.

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
The merger was approved by our stockholders on July 26, 2016, but is subject to performance by the parties of all their obligations under the Merger Agreement, regulatory approvals and the satisfaction of other customary closing conditions. On June 15, 2016, we and Alaska Air Group entered into a timing agreement with the U.S. Department of Justice outlining the phasing of certain steps to be taken in connection with the U.S. Department of Justice’s review of the Merger. Under the timing agreement, we and Alaska Air Group have agreed to provide the U.S. Department of Justice with materials on a planned schedule and have also agreed not to consummate the Merger prior to September 30, 2016, unless the U.S. Department of Justice has closed its investigation sooner. We anticipate that we will complete the transaction in the fourth quarter of 2016, however, we cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the merger will close.
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
For the three months ended June 30, 2016, we had net income of $38.1 million compared to net income of $65.0 million for the same period in 2015. Our operating income of $69.2 million for the three months ended June 30, 2016 increased by $1.5 million, or 2.2%, from the three months ended June 30, 2015. Our operating margin decreased by 0.7 points to 16.2% in the three months ended June 30, 2016 as compared to 16.9% in the three months ended June 30, 2015.
Our operating capacity, as measured by available seat miles, or ASMs, increased by 15.3% for the three months ended June 30, 2016 from the same period in 2015. Our number of passengers increased by 15.6% in the three months ended June 30, 2016 year-over-year, and our yield decreased by 9.7%.
Our CASM decreased by 7.1% to 9.67 cents for the three months ended June 30, 2016 as compared to 10.41 cents for the same period in 2015. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits, landing fees and other rents, and depreciation, as well as $4.4 million of professional fees associated with the negotiation of the proposed acquisition of Virgin America by Alaska Air Group.
In addition, net other expense for the three months ended June 30, 2016 increased by $2.8 million from the prior year period as a result of a financing we entered into for nine aircraft that we acquired and placed into service from July 2015 through June 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Operating Revenues

	Three months ended June 30,		Change
	2016	2015	Amount	%
Operating revenues (in thousands):
Passenger	$377,505	$359,709	$17,796	4.9
Other	48,221	41,177	7,044	17.1
Total operating revenues	$425,726	$400,886	$24,840	6.2

Operating statistics:
Available seat miles (millions)	3,689	3,200	489	15.3
Revenue passenger miles (millions)	3,164	2,722	442	16.2
Average stage length (statute miles)	1,450	1,421	29	2.0
Load factor	85.8%	85.1%	0.7	pts
Total passenger revenue per available seat mile—PRASM (cents)	10.23	11.24	(1.01)	(9.0)
Total revenue per available seat mile—RASM (cents)	11.54	12.53	(0.99)	(7.9)
Yield (cents)	11.93	13.21	(1.28)	(9.7)
Average fare	$180.92	$199.30	$(18.38)	(9.2)
Passengers (thousands)	2,087	1,805	282	15.6

Passenger revenue for the three months ended June 30, 2016 increased 4.9% from the three months ended June 30, 2015 on a 15.3% increase in capacity as measured by our ASMs. Second quarter 2016 PRASM decreased 9.0% year-over-year due to a 9.7% decrease in passenger yield. Total RASM for the three months ended June 30, 2016 decreased 7.9% from the three months ended June 30, 2015, primarily from the decrease in PRASM, slightly offset by an 17.1% increase in other revenue.
Other revenue for the three months ended June 30, 2016 increased 17.1% from the three months ended June 30, 2015 primarily due to higher ancillary fee revenue from new ancillary products introduced in February 2016, reserved seat assignments and priority boarding in our main cabin and higher bag revenue primarily driven by higher capacity.
Operating Expenses

	Three months ended June 30,		Change		Cost per ASM		Change
	2016	2015	Amount	%	2016	2015	%
					(In cents)
Operating expenses (in thousands):
Salaries, wages and benefits	$83,145	$74,758	$8,387	11.2	2.25	2.34	(3.8)
Aircraft fuel	74,394	93,743	(19,349)	(20.6)	2.02	2.93	(31.1)
Aircraft rent	47,787	45,708	2,079	4.5	1.30	1.43	(9.1)
Landing fees and other rents	40,765	34,071	6,694	19.6	1.11	1.06	4.7
Sales and marketing	35,431	30,704	4,727	15.4	0.96	0.96	—
Aircraft maintenance	16,898	12,656	4,242	33.5	0.46	0.40	15.0
Depreciation and amortization	9,472	4,225	5,247	124.2	0.26	0.13	100.0
Other operating expenses	48,663	37,363	11,300	30.2	1.31	1.16	12.9
Total operating expenses	$356,555	$333,228	$23,327	7.0	9.67	10.41	(7.1)

Operating statistics:
Available seat miles (millions)	3,689	3,200	489	15.3
Average stage length (statute miles)	1,450	1,421	29	2.0
Departures	17,666	15,722	1,944	12.4
CASM (excluding fuel)	7.65	7.48	0.17	2.3
CASM (excluding fuel and profit sharing)	7.47	7.27	0.20	2.8
Fuel cost per gallon	$1.51	$2.18	$(0.67)	(30.7)
Fuel gallons consumed (thousands)	49,133	42,915	6,218	14.5
Teammates (FTE)	2,810	2,565	245	9.6
Salaries, wages and benefits
Salaries, wages and benefits expense for the three months ended June 30, 2016 increased by $8.4 million, or 11.2%, from the three months ended June 30, 2015, primarily driven by a 9.6% increase in teammate FTE headcount as we continued hiring new teammates in connection with our 2015 and 2016 aircraft deliveries. Salaries and wages for flight crews also increased as a result of pay initiatives we implemented during 2015 due to the competitive marketplace for talent and increasing seniority of our pilots and inflight teammates. Profit sharing expense for the three months ended June 30, 2016 remained relatively constant. Under our annual profit sharing program, we accrued a pro rata portion of our estimated annual total profit sharing, which is based on current internal projections of pre-tax income for the year. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold which is based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2016, we estimate the threshold to be approximately $92.7 million.
Our overall benefit plan costs for the three months ended June 30, 2016 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates primarily driven by higher headcount.

Aircraft fuel
Aircraft fuel expense for the three months ended June 30, 2016, which includes the effect of our fuel hedges, decreased by $19.3 million, or 20.6%, from the three months ended June 30, 2015. The decrease was primarily due to a decrease of $0.67, or 30.7%, in the average fuel cost per gallon offset in part by a 14.5% increase in fuel consumption, and $3.7 million net fuel hedge losses. The increased fuel consumption was substantially consistent with the increase in available seat miles.
We maintain a fixed forward pricing, or FFP, and derivative hedging program, primarily jet fuel and heating oil swaps, to reduce the impact of sudden, sharp increases in fuel prices. We use FFPs and jet fuel swaps to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At June 30, 2016, we had entered into derivative hedging instruments and FFPs for approximately 32% of our then expected nine-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the fourth quarter of 2016. Due in part to the impact of declining fuel prices, we recorded $3.7 million in fuel hedge net losses in the three months ended June 30, 2016, which include the effect of $0.4 million offsetting unrealized gains associated with fuel hedges that will mature after June 30, 2016.
Aircraft rent
Aircraft rent expense remained relatively constant for the three months ended June 30, 2016 compared with the three months ended June 30, 2015.
Landing fees and other rents
Landing fees and other rents expense for the three months ended June 30, 2016 increased by $6.7 million, or 19.6%, compared with the three months ended June 30, 2015, primarily as a result of our increase in departures of 12.4% from the addition of frequencies throughout our network and the opening of two Hawaii stations at the end of 2015 and our Denver station in March 2016.
Sales and marketing
Sales and marketing expense for the three months ended June 30, 2016 increased by $4.7 million, or 15.4%, from the three months ended June 30, 2015, primarily due to increases in distribution costs and commissions and increased efforts in ad purchasing to support new markets launched in Hawaii and Denver.
Aircraft maintenance
Aircraft maintenance expense for the three months ended June 30, 2016 increased by $4.2 million, or 33.5% from the three months ended June 30, 2015 primarily due to overall increases in fleet size and flight hours. There were also five scheduled heavy aircraft maintenance events that occurred during the second quarter of 2016, whereas there were none during the same period in 2015.
Depreciation and amortization
Depreciation and amortization expense increased by $5.2 million, or 124.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to depreciation associated with the nine aircraft that were delivered and placed in service beginning July 2015 and additional aircraft and building leasehold improvements.
Other operating expenses
Other operating expense increased by $11.3 million, or 30.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily related to catering and crew travel costs commensurate with capacity growth as well as consulting fees and legal costs, including $4.4 million of professional fees associated with the negotiation of our proposed acquisition by Alaska Air Group.
Other Income (Expense)
Other income (expense) for the three months ended June 30, 2016 increased by $2.8 million, or 122.0%, from the three months ended June 30, 2015, as a result of interest expense associated with financings we entered into in relation to the nine aircraft we acquired and placed into service from July 2015 through June 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Income Taxes
Our effective tax rate was approximately 40.5% in the three months ended June 30, 2016, compared with 0.6% in the three months ended June 30, 2015. The difference was primarily related to the effect of the valuation allowance we had on our deferred tax assets through the first three quarters of 2015 that was fully released as of December 31, 2015. The effective tax rate for the three months ended June 30, 2016 differed from the federal statutory rate of 35.0% primarily as a result of state taxes, nondeductible meals and entertainment expenses, and nondeductible merger-related costs.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
For the six months ended June 30, 2016, we had net income of $55.6 million compared to net income of $77.8 million for the same period in 2015. Our operating income of $101.1 million for the six months ended June 30, 2016 increased by $18.1 million, or 21.7%, from the six months ended June 30, 2015. Our operating margin increased by 1.4 points to 12.8% in the six months ended June 30, 2016 as compared to 11.4% in the six months ended June 30, 2015.
Our operating capacity, as measured by available seat miles, or ASMs, increased by 15.5% for the six months ended June 30, 2016 from the same period in 2015. Our number of passengers increased by 15.7% in the six months ended June 30, 2016 year-over-year, while our yield decreased by 7.1%.
Our CASM decreased by 7.5% to 9.90 cents for the six months ended June 30, 2016 as compared to 10.70 cents for the same period in 2015. This was primarily a result of lower fuel costs, partially offset by increased salaries, wages and benefits, sales and marketing costs and lending fees and other rents tied to our expansion, as well $6.0 million of professional fees associated with the negotiation of our proposed acquisition by Alaska Air Group.
In addition, net other expense for the six months ended June 30, 2016 increased by $4.3 million from the prior year period as a result of financings we entered into for nine aircraft that we acquired and placed into service from July 2015 through June 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Operating Revenues

	Six months ended June 30,		Change
	2016	2015	Amount	%
Operating revenues (in thousands):
Passenger	$700,136	$649,073	$51,063	7.9
Other	89,599	78,165	11,434	14.6
Total operating revenues	$789,735	$727,238	$62,497	8.6

Operating statistics:
Available seat miles (millions)	6,953	6,019	934	15.5
Revenue passenger miles (millions)	5,779	4,979	800	16.1
Average stage length (statute miles)	1,437	1,423	14	1.0
Load factor	83.1%	82.7%	0.4	pts
Total passenger revenue per available seat mile—PRASM (cents)	10.07	10.78	(0.71)	(6.6)
Total revenue per available seat mile—RASM (cents)	11.36	12.08	(0.72)	(6.0)
Yield (cents)	12.11	13.04	(0.93)	(7.1)
Average fare	$181.74	$195.06	$(13.32)	(6.8)
Passengers (thousands)	3,852	3,328	524	15.7
Passenger revenue for the six months ended June 30, 2016 increased 7.9% from the six months ended June 30, 2015 on a 15.5% increase in capacity as measured by our ASMs. 2016 six months year-to-date PRASM decreased 6.6% year-over-year due to a 7.1% decrease in passenger yield. Total RASM for the six months ended June 30, 2016 decreased 6.0% from the six months ended June 30, 2015, primarily from the decrease in PRASM, slightly offset by an 14.6% increase in other revenue.
Other revenue for the six months ended June 30, 2016 increased 14.6% from the six months ended June 30, 2015 primarily due to higher ancillary fee revenue from new ancillary products introduced in February 2016, reserved seat assignments and priority boarding in our main cabin and higher bag revenue primarily driven by higher capacity.

Operating Expenses

	Six months ended June 30,		Change		Cost per ASM		Change
	2016	2015	Amount	%	2016	2015	%
					(In cents)
Operating expenses (in thousands):
Salaries, wages and benefits	$162,013	$139,490	22,523	16.1	2.33	2.32	0.4
Aircraft fuel	141,671	182,301	(40,630)	(22.3)	2.03	3.03	(33.0)
Aircraft rent	95,107	90,690	4,417	4.9	1.37	1.51	(9.3)
Landing fees and other rents	79,897	68,054	11,843	17.4	1.15	1.13	1.8
Sales and marketing	67,818	57,083	10,735	18.8	0.98	0.95	3.2
Aircraft maintenance	33,732	26,489	7,243	27.3	0.49	0.44	11.4
Depreciation and amortization	17,278	8,328	8,950	107.5	0.25	0.14	78.6
Other operating expenses	91,120	71,762	19,358	27.0	1.30	1.18	10.2
Total operating expenses	$688,636	$644,197	$44,439	6.9	9.90	10.70	(7.5)

Operating statistics:
Available seat miles (millions)	6,953	6,019	934	15.5
Average stage length (statute miles)	1,437	1,423	14	1.0
Departures	33,682	29,550	4,132	14.0
CASM (excluding fuel)	7.87	7.67	0.20	2.6
CASM (excluding fuel and profit sharing)	7.72	7.53	0.19	2.5
Fuel cost per gallon	$1.54	$2.28	$(0.74)	(32.5)
Fuel gallons consumed (thousands)	92,205	79,941	12,264	15.3
Teammates (FTE)	2,810	2,565	245	9.6
Salaries, wages and benefits
Salaries, wages and benefits expense for the six months ended June 30, 2016 increased by $22.5 million, or 16.1%, from the six months ended June 30, 2015, primarily driven by an 9.6% increase in teammate FTE headcount as we continued hiring new teammates in connection with our 2015 and 2016 aircraft deliveries. Salaries and wages for flight crews also increased as a result of pay initiatives we implemented during 2015 due to the competitive marketplace for talent and increasing seniority of our pilots and inflight teammates. In addition, salaries, wages and benefits expense for the six months ended June 30, 2016 included an increase of $1.2 million in profit sharing expense.
Our overall benefit plan costs for the six months ended June 30, 2016 increased from the prior year period due to an increase in the amount of 401(k) match benefits paid to our teammates primarily driven by higher headcount.
Aircraft fuel
Aircraft fuel expense for the six months ended June 30, 2016, which includes the effect of our fuel hedges, decreased by $40.6 million, or 22.3%, from the six months ended June 30, 2015. The decrease was primarily due to a decrease of $0.74, or 32.5%, in the average fuel cost per gallon offset in part by a 15.3% increase in fuel consumption, and $17.7 million net fuel hedge losses. The increased fuel consumption was substantially consistent with the increase in available seat miles.
Aircraft rent
Aircraft rent expense remained relatively constant for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.
Landing fees and other rents
Landing fees and other rents expense for the six months ended June 30, 2016 increased by $11.8 million, or 17.4%, compared with the six months ended June 30, 2015, primarily as a result of our increase in departures of 14.0% from the addition of frequencies throughout our network, the opening of two Hawaii stations at the end of 2015 and our Denver station at the end of first quarter of 2016.

Sales and marketing
Sales and marketing expense for the six months ended June 30, 2016 increased by $10.7 million, or 18.8%, from the six months ended June 30, 2015, primarily due to increases in distribution costs and commissions and increased efforts in advertising purchasing to support new markets launched in Hawaii and Denver.
Aircraft maintenance
Aircraft maintenance expense for the six months ended June 30, 2016 increased by $7.2 million, or 27.3% from the six months ended June 30, 2015 primarily due to overall increase in fleet size and flight hours. There were also eight scheduled heavy aircraft maintenance events that occurred during the first six months of 2016, whereas there were none during the same period in 2015.
Depreciation and amortization
Depreciation and amortization expense increased by $9.0 million, or 107.5%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to depreciation associated with the nine aircraft that were delivered and placed in service beginning July 2015 and additional aircraft and building leasehold improvements.
Other operating expenses
Other operating expense increased by $19.4 million, or 27.0%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily related to catering and crew travel costs commensurate with capacity growth as well as consulting fees and legal costs, including $6.0 million of professional fees associated with the negotiation of our proposed acquisition by Alaska Air Group.
Other Income (Expense)
Other income (expense) for the six months ended June 30, 2016 increased by $4.3 million, or 94.7%, from the six months ended June 30, 2015, as a result of interest expense associated with financings we entered into in relation to the nine aircraft we acquired and placed into service from July 2015 through June 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Income Taxes
Our effective tax rate was approximately 39.7% in the six months ended June 30, 2016, compared with 0.9% in the six months ended June 30, 2015. The difference was primarily related to the effect of the valuation allowance we had on our deferred tax assets through the first three quarters 2015 that was fully released as of December 31, 2015. The effective tax rate for the six months ended June 30, 2016 differs from the federal statutory rate of 35.0% primarily as a result of state taxes, nondeductible meals and entertainment expenses, and nondeductible merger-related costs.

Operating Statistics
The following table sets forth our operating statistics for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	% Change		2016	2015	% Change
Available seat miles—ASMs (millions)	3,689	3,200	15.3		6,953	6,019	15.5
Departures	17,666	15,722	12.4		33,682	29,550	14.0
Average stage length (statute miles)	1,450	1,421	2.0		1,437	1,423	1.0
Aircraft in service—end of period (1)	62	53	17.0		62	53	17.0
Fleet utilization	11.2	11.2	—		10.8	10.7	0.9
Passengers (thousands)	2,087	1,805	15.6		3,852	3,328	15.7
Average fare	$180.92	$199.30	(9.2)		181.74	195.06	(6.8)
Yield per passenger mile (cents)	11.93	13.21	(9.7)		12.11	13.04	(7.1)
Revenue passenger miles—RPMs (millions)	3,164	2,722	16.2		5,779	4,979	16.1
Load factor	85.8%	85.1%	0.7	pts	83.1%	82.7%	0.4	pts
Passenger revenue per available seat mile—PRASM (cents)	10.23	11.24	(9.0)		10.07	10.78	(6.6)
Total revenue per available seat mile—RASM (cents)	11.54	12.53	(7.9)		11.36	12.08	(6.0)
Cost per available seat mile—CASM (cents)	9.67	10.41	(7.1)		9.90	10.70	(7.5)
CASM, excluding fuel (cents) (1) (2)	7.65	7.48	2.3		7.87	7.67	2.6
CASM, excluding fuel and profit sharing (cents) (2)	7.47	7.27	2.8		7.72	7.53	2.5
CASM, excluding Special Items (cents)(2)	9.56	10.43	(8.3)		9.83	10.75	(8.6)
CASM, excluding Special Items, fuel and profit sharing (cents) (2)	7.35	7.27	1.1		7.63	7.53	1.3
Fuel cost per gallon	$1.51	$2.18	(30.7)		1.54	2.28	(32.5)
Fuel cost per gallon, excluding Special Items(2)	$1.53	$2.20	(30.5)		1.55	2.32	(33.2)
Fuel gallons consumed (thousands)	49,133	42,915	14.5		92,205	79,941	15.3
Teammates (FTE)	2,810	2,565	9.6		2,810	2,565	9.6
(1) Excludes one delivery taken during the second quarter of 2016 that has not yet been placed in service as of June 30, 2016.
(2) Refer to our “Reconciliation of Reported Amounts to Non-GAAP Financial Measures” for more information on these non-GAAP measures.
Liquidity and Capital Resources
As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents of $601.1 million. As of June 30, 2016, we also had restricted cash of $22.2 million, which primarily represents cash collateral securing our letters of credit for airport facility leases.
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
Currently, our single largest capital expense is the acquisition cost of our aircraft. As of June 30, 2016, we operated 53 of the 63 aircraft in our fleet as of such date under operating leases, which required a smaller up-front investment than if we had financed these aircraft with debt. In 2015, we executed and funded aircraft related debt facility agreements for $195.0 million with three financing parties for approximately 80% of the net purchase price of our first five 2015 A320ceo aircraft deliveries. We financed $168.6 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.6% and $26.4 million with subordinated debt facilities subject to six-year repayment terms with an average interest rate of 6.8%.
In 2016, we executed and funded aircraft related debt facility agreements for $199.3 million to finance approximately 80% of the net purchase price of our second five A320ceo aircraft deliveries. We financed $168.2 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 3.9% and $31.1 million with subordinated debt facilities subject to seven-year repayment terms with an average interest rate of 6.5%. As of June 30, 2016, we had a balance of $384.7 million outstanding in relation to our 2016 and 2015 aircraft financing with principal and interest payable quarterly in arrears.
In December 2015, we entered into lease agreements for 10 A321neo aircraft to be delivered in 2017 and 2018. We have the option to purchase up to four of the ten aircraft by notifying the lessor no less than six months prior to the delivery date. All lease agreements have terms of 12 years with an option to renew for up to two consecutive renewal terms at rental rates to be negotiated at the time of renewal. We evaluated the lease agreements and determined that the leases would qualify as operating leases. Our rent payments are variable and adjust based on fluctuations in LIBOR or other interest rate benchmark adjustments as defined in the contract. We made deposits totaling $8.4 million on these ten aircraft and we will be required to make additional deposits equal to one month rent if our unrestricted cash balance is less than 15% of trailing twelve month revenues two business days prior to delivery. There are no maintenance reserve payments required on these aircraft.
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
Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of June 30, 2016, we had $26.0 million of PDPs on our consolidated balance sheet for the30 Airbus aircraft orders scheduled to be delivered between 2020 and 2022.
We also had five spare engines on hand as of June 30, 2016, of which four were leased under operating lease contracts and one was purchased in 2015. In March 2016, we financed $7.8 million of the purchase price of the engine purchased in 2015 with a debt facility subject to 7-year repayment terms and at a 90-day floating rate based on LIBOR.
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

Cash Flows
The following table presents information regarding our cash flows in six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$175,165	$130,920
Net cash used in investing activities	(231,215)	(22,078)
Net cash provided by financing activities	160,791	(3,028)
Net increase in cash and cash equivalents	104,741	105,814
Cash and cash equivalents, end of period	601,090	500,457
Net Cash Flow Provided By Operating Activities
During the six months ended June 30, 2016, net cash flow provided by operating activities was $175.2 million. We had net income of $55.6 million adjusted for the following non-cash items: depreciation and amortization of $17.3 million, share-based compensation expense of $4.1 million, paid in-kind interest expense of $2.0 million and deferred income taxes of $36.6 million. Air traffic liability contributed $95.5 million of operating cash flow in line with regular seasonal patterns leading up to summer travel. We also received an annual advance payment of $33 million from our co-branded credit card partner that was offset in part by revenue from the credit card program. Other current liabilities increased by $18.2 million due to higher accrued expenses primarily driven by professional fees associated with the negotiation of our proposed acquisition by Alaska Air Group. Receivables increased by $13.6 million due to higher receivables from our credit card processors in line with higher air traffic liability balance. Our fuel hedge program impacted operating activities by $22.6 million due to the effect of rising fuel prices and settlements of matured trades, with a decrease of our fuel hedge liability at December 31, 2015 to a receivable position at June 30, 2016. Other non-current assets increased by $11.6 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. We increased our maintenance deposits by $14.9 million, primarily due to our reserve payments for future maintenance events.
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
Net Cash Flows Used In Investing Activities
During the six months ended June 30, 2016, net cash flow used in investing activities was $231.2 million. We invested $231.2 million in flight equipment, which included our five aircraft deliveries during the period, building leasehold improvements and software.
During the six months ended June 30, 2015, net cash flow used in investing activities was $22.1 million. We invested $16.3 million in flight equipment and software and made $5.8 million in net pre-delivery payments for our aircraft scheduled to be delivered in 2015 and 2016.
Net Cash Flows Provided By Financing Activities
During the six months ended June 30, 2016 cash flow provided by financing was $160.8 million primarily as a result of $207.0 million of financing for the purchase of two aircraft and one spare engine. We used $43.2 million to repay loans related to pre-delivery payments on five 2016 aircraft purchases and made principal payments on our aircraft debt.
Cash flow used in financing was $3.0 million in the six months ended June 30, 2015 primarily as a result of a stock repurchase of $3.7 million to satisfy minimum tax withholding requirements for the vesting of restricted stock.

Commitments and Contractual Obligations
The following table presents aggregate information about our contractual payment commitments as of June 30, 2016 and the periods in which payments are due (in thousands):

	Long-Term Debt including Related Party (1)	Engine Purchases (2)	Aircraft and Engine Leases (3)	Maintenance Deposits (4)	Other (5)	Total
2016	$15,170	$4,514	$110,453	$5,222	$14,449	$149,808
2017	30,038	15,260	220,642	10,929	29,990	306,859
2018	70,441	—	238,154	11,821	26,642	347,058
2019	83,056	—	231,604	12,516	18,551	345,727
2020	30,441	—	212,081	13,145	14,545	270,212
Thereafter	257,220	—	806,194	30,418	29,711	1,123,543
	$486,366	$19,774	$1,819,128	$84,051	$133,888	$2,543,207

(1)	Includes accrued paid-in-kind interest; excludes future interest of $12.7 million to be accrued through and payable in November 2020 on the $50.0 million note to the Virgin Group.

(2)	Represents non-cancelable contractual payment commitments for engines.

(3)
Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates, as well as estimated future minimum lease payments for ten A32neo aircraft to be delivered in 2017 and 2018.

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
Certain of our aircraft operating leases and debt instruments include certain financial covenants and cross-default provisions. As of June 30, 2016, we were in compliance with all covenants under these agreements.
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
Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the six months ended June 30, 2016 and 2015 represented approximately 20.6% and 28.3% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on June 2016 aircraft fuel market prices and our projected 2016 fuel consumption, a 10% increase in the average price per gallon would increase our annual aircraft fuel expense, including the impact of our outstanding hedged positions, by approximately $10.4 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we periodically enter into fixed forward price contracts, or FFPs, and forward swaps for jet fuel and heating oil. As of June 30, 2016, we had entered into fuel derivative contracts that fixed or established a floor on the price associated with 32% of our forecasted aircraft fuel requirements for the next six months at an approximate cost per gallon of $1.31, which is in excess of current market prices. All of our then-existing fuel hedge contracts are expected to settle by the end of the fourth quarter of 2016.

The fair value of our fuel derivative contracts as of June 30, 2016 was a net asset of $4.8 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2016, we believe the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR for the three months ended June 30, 2016 would have had an immaterial effect on total interest expense for the three months ended June 30, 2016.
Our remaining long-term debt consists of fixed rate notes payable related to our aircraft financing. A hypothetical 10% change in market interest rates as of June 30, 2016 would have had no effect on our interest expense but would change the fair value of our fixed-rate debt instruments by approximately $11.0 million.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On April 20, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, County of San Mateo, against us, our board of directors, Alaska Air Group, Inc. and Alpine Acquisition Corp., captioned Dennis Palkon v. Virgin America, et al., Case No. CIV538282 (Cal. Sup. Ct.). The complaint alleges, among other things, that our directors breached their fiduciary duties by approving the Merger Agreement. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as other equitable relief and damages, including attorneys’ and experts’ fees.
On April 21, 2016, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against the outside directors on our board of directors, captioned Thomas Houston v. Donald J. Carty, et al., Case No. 12235 (Del. Ch.). The complaint alleges, among other things, that the directors breached their fiduciary duties by approving the Merger Agreement. The complaint seeks, among other things, to enjoin the proposed transaction, or to rescind it should it be consummated, and to require the outside directors to exercise their fiduciary duties and commence a sale process and obtain a transaction that is in the best interests of stockholders, as well as other equitable relief and damages, including attorneys’ and experts’ fees. On May 9, 2016, the plaintiff filed a motion for expedited proceedings. On June 8, 2016, the plaintiff withdrew the motion for expedited proceedings.
We are reviewing both of the complaints and have not yet formally responded to either of them, but we believe that the allegations in each complaint are without merit and we intend to defend against them vigorously. Litigation is inherently uncertain, however, and there can be no assurance regarding the likelihood that our defense of each action will be successful. Additional complaints containing substantially similar allegations may be filed in the future.
On May 10, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, County of San Mateo, against C. David Cush, our president and chief executive officer, our board of directors, Alaska Air Group, Inc. and Alpine Acquisition Corp., captioned Henry Zwang v. C. David Cush, et al., Case No. CIV538604 (Cal. Sup. Ct.). The complaint alleged, among other things, that our directors breached their fiduciary duties by approving the Merger Agreement. The complaint sought, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as other equitable relief and damages, including attorneys’ and experts’ fees. The plaintiff filed a request for dismissal without prejudice on July 11, 2016 and the court granted such request on July 12, 2016.
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
We have a history of losses and only a limited operating history upon which you can evaluate our business and prospects. While we recorded an annual profit since 2013, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or an annual basis. In turn, this may cause the trading price of our common stock to decline and may materially adversely affect our business.
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
In 2015, Elavon agreed to reduce our holdback to zero percent and American Express agreed to remove the letter of credit requirement, effectively reducing our holdback to zero. Elavon and American Express each have the right to restore the holdback in the future depending on our financial performance. Any re-imposition of our holdbacks by Elavon or American Express will immediately and negatively impact our liquidity, which may materially adversely affect our business.
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
The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease 53 of our 63 aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. In December 2015, we entered into agreements to lease ten Airbus A321neo aircraft, beginning the first quarter of 2017 through the third quarter of 2018. Under these agreements, we are obligated to make fixed rent payments as we take delivery of these aircraft. As of June 30, 2016, we had undiscounted future operating lease obligations of approximately $1.8 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines (with certain rights to cancel some of these commitments by forfeiting pre-delivery payments) from Airbus and CFM for delivery over the next seven years. Under those agreements, we are obligated to make pre-delivery payments, or PDPs, to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.
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
As of June 30, 2016, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.3 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.
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
We depend on third-party service providers to provide the majority of the services required for our operations, including fueling, maintenance, catering, passenger handling, reservations and airport ground handling, as well as certain administrative and support services. We are likely to enter into similar service agreements for new markets we enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. Moreover, although we enter into agreements with many of our third-party service providers that define expected service performance, we do not directly control these third-party service providers. Any of these third-party service providers may fail to meet their service performance commitments to us, suffer disruptions to their systems that could negatively impact their services or fail to perform their services reliably, professionally or at the high standard of quality that we expect. Any such failure of our third-party service providers may prevent us from operating one or more flights or providing other services to our customers and may materially adversely affect our business. In addition, our business could be materially adversely affected if our customers believe that our services are unreliable or unsatisfactory.
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
As of June 30, 2016, the Virgin Group and Cyrus Holdings owned approximately 18.2% and 27.8% of our outstanding voting common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial.
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
We completed our IPO in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through June 30, 2016, the reported high and low sale price of our common stock fluctuated between $26.30 and $56.30 per share. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Cyrus Holdings and the Virgin Group collectively held an aggregate of 17,411,888 shares of our voting common stock, or 46.0% of our voting common stock outstanding, and 54.3% of the total outstanding equity interests in our company as of June 30, 2016 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.
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

Table of Contents

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2016

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