Form 10-Q
period 2016-09-30
Virgin America Inc.
filed 2016-11-02
CIK 1614436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 24, 2016, the registrant had 44,741,386 shares of common stock outstanding.

Virgin America Inc.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Virgin America Inc. Condensed Consolidated Balance Sheets (In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$614,278	$496,349
Receivables, net	37,218	19,556
Prepaid expenses and other assets	17,940	10,675
Total current assets	669,436	526,580
Property and equipment:
Flight equipment	645,345	373,199
Ground and other equipment	99,474	85,471
Less accumulated depreciation and amortization	(118,586)	(92,173)
	626,233	366,497
Pre-delivery payments for flight equipment	25,960	72,402
Total property and equipment, net	652,193	438,899
Aircraft maintenance deposits	235,376	216,207
Aircraft lease deposits	57,287	58,330
Restricted cash	21,559	19,800
Deferred income taxes	91,776	171,443
Other non-current assets	166,639	137,272
	572,637	603,052
Total assets	$1,894,266	$1,568,531

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc. Condensed Consolidated Balance Sheets (In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,762	$76,603
Air traffic liability	230,623	174,853
Other current liabilities	117,972	117,135
Long-term debt-current portion	30,581	48,843
Total current liabilities	431,938	417,434
Long-term debt	395,881	216,477
Long-term debt-related parties	45,505	42,421
Other long-term liabilities	81,733	84,052
Total liabilities	955,057	760,384
Contingencies and commitments (Note 5)
Stockholders’ equity
Preferred stock	—	—
Common stock	444	442
Treasury stock	(6,856)	(5,038)
Additional paid-in capital	1,260,223	1,251,524
Accumulated deficit	(305,123)	(412,479)
Accumulated other comprehensive loss	(9,479)	(26,302)
Total stockholders’ equity	939,209	808,147
Total liabilities and stockholders’ equity	$1,894,266	$1,568,531

See accompanying notes to the condensed consolidated financial statements.

Virgin America Inc. Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenues:
Passenger	$395,817	$366,089	$1,095,953	$1,015,162
Other	49,368	44,792	138,967	122,957
Total operating revenues	445,185	410,881	1,234,920	1,138,119
Operating expenses:
Salaries, wages and benefits	82,759	74,995	244,772	214,485
Aircraft fuel	76,566	86,480	218,237	268,781
Aircraft rent	47,901	47,088	143,008	137,779
Landing fees and other rents	41,389	38,128	121,286	106,181
Sales and marketing	35,845	32,632	103,663	89,715
Aircraft maintenance	17,112	15,838	50,844	42,327
Depreciation and amortization	10,582	4,465	27,860	12,792
Other operating expenses	42,377	37,387	133,497	109,150
Total operating expenses	354,531	337,013	1,043,167	981,210
Operating income:	90,654	73,868	191,753	156,909
Other expense:
Interest expense	(5,028)	(1,672)	(12,816)	(4,503)
Interest expense-related-party	(1,036)	(953)	(3,085)	(2,581)
Capitalized interest	—	1,100	635	3,409
Other income (expense), net	134	(95)	425	(2,523)
Total other expense	(5,930)	(1,620)	(14,841)	(6,198)
Income before income tax	84,724	72,248	176,912	150,711
Income tax expense	32,926	392	69,556	1,081
Net income	$51,798	$71,856	$107,356	$149,630
Net income per share:
Basic	$1.17	$1.65	$2.42	$3.45
Diluted	$1.15	$1.61	$2.39	$3.36
Shares used for computation:
Basic	44,407	43,642	44,319	43,375
Diluted	45,018	44,588	44,855	44,554

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc. Consolidated Statements of Comprehensive Income (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$51,798	$71,856	$107,356	$149,630
Fuel derivative financial instruments:
Change in unrealized gains (losses) on fuel derivative instruments, net of tax benefit (expense) of $1,001 and $0 for the three months ended September 30, 2016 and 2015, and ($4,363) and $0 for the nine months ended September 30, 2016 and 2015	(1,646)	(17,359)	7,185	(15,808)
Net fuel derivative losses reclassified into earnings, net of tax benefit (expense) of ($174) and $0 for the three months ended September 30, 2016 and 2015, and ($6,370) and $0 for the nine months ended September 30, 2016 and 2015	287	4,921	10,491	29,236
Interest rate swap derivative financial instruments:
Change in unrealized losses on interest rate swaps, net of tax benefit of $572 for the nine months ended September 30, 2016	—	—	(973)	—
Net interest rate swap losses reclassified into earnings, net of tax expense of $30 and of $54 for the three and nine months ended September 30, 2016	48	—	120	—
Other comprehensive income (loss)	(1,311)	(12,438)	16,823	13,428
Total comprehensive income	$50,487	$59,418	$124,179	$163,058

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities	$204,858	$173,745
Cash flows from investing activities:
Acquisition of property and equipment	(249,264)	(115,135)
Pre-delivery payments for flight equipment	—	(5,805)
Net cash used in investing activities	(249,264)	(120,940)
Cash flows from financing activities:
Net proceeds of equity issuance	2,621	5,155
Proceeds of debt issuance	214,750	78,000
Debt issuance costs	(2,448)	(1,621)
Payment of long-term debt	(50,770)	(13,539)
Shares repurchased for tax withholdings	(1,818)	(3,736)
Net cash provided by financing activities	162,335	64,259
Net increase in cash and cash equivalents	117,929	117,064
Cash and cash equivalents, beginning of period	496,349	394,643
Cash and cash equivalents, end of period	$614,278	$511,707

Non-cash transactions:
Fixed assets in accounts payable	$13,968	$1,939
Non-cash loan borrowings on pre-delivery payments for flight equipment	—	17,416

See accompanying notes to the condensed consolidated financial statements

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation
The condensed consolidated financial statements of Virgin America Inc. (the “Company”) for the three and nine months ended September 30, 2016 include the accounts of the Company and its variable interest entities, for which it was the primary beneficiary. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's 2015 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
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
On April 1, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alaska Air Group, Inc. (“Alaska Air Group” or “Parent”) and Alpine Acquisition Corp. ("Merger Sub"), its wholly-owned subsidiary. The Merger Agreement provides that Merger Sub will merge with and into the Company, with the Company surviving as a subsidiary of Parent (the “Merger”).
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
For the three months and nine months ended September 30, 2016, the Company incurred $1.6 million and $7.7 million of costs related to the Merger Agreement.
New and Recently Adopted Accounting Standards
In August 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this accounting standards update to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is in the process of evaluating the new guidance on its consolidated financial statements.
In February 2016, the FASB issued a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between current U.S. GAAP

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. As a result, the Company will have to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the new guidance on its consolidated financial statements.
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

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2016 and December 31, 2015 respectively (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$511,827	$—	$—	$511,827
Restricted cash	21,559	—	—	21,559
Heating oil swaps - fuel derivative instruments	—	441	—	441
Jet fuel swaps - fuel derivative instruments	—	2,313	—	2,313
	$533,386	$2,754	$—	$536,140

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets (Liability)
Cash equivalents	$419,176	$—	$—	$419,176
Restricted cash	19,800	—	—	19,800
Heating oil swaps - fuel derivative instruments	—	(17,895)	—	(17,895)
Jet fuel swaps - fuel derivative instruments	—	(9,655)	—	(9,655)
Interest rate swaps	—	155	—	155
	$438,976	$(27,395)	$—	$411,581
The following are estimated fair values of the Company's debt at September 30, 2016 (in thousands):

	Carrying value	Estimated fair value
Third-party debt:
Aircraft-related term loans	$392,430	$386,718
Term loan credit facility	40,000	40,000
Related-party debt:
Virgin Group	45,505	52,277
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
The Company utilizes FFP contracts with its fuel service provider as part of its risk management strategy, wherein fixed prices are negotiated for set volumes of future purchases of fuel. The Company takes physical delivery of the future purchases. The Company has applied the normal purchase and normal sales exception for these commitments. The Company did not have any commitments related to FFP contracts outstanding at September 30, 2016.
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
(b)    Interest Rate Swaps
The Company enters into interest rate swaps to protect against adverse fluctuations in interest rates associated with variable rate debt financing by reducing its exposure to variability in cash flows related to the future interest payments on the financing for committed aircraft. The interest rate swaps are designated cash flow hedges. The Company has no active swaps as of September 30, 2016. The AOCI loss balance of $2.0 million at September 30, 2016 relates to interest rate swaps that matured in 2015 and 2016, which is being amortized to interest expense over the term of the debt in the accompanying consolidated statements of operations.
(c)    Summary of Derivative Instruments
All of the Company's derivatives were designated as cash flow hedges at September 30, 2016 and December 31, 2015. The following tables present the fair value of derivative assets and liabilities that are designated as hedging instruments, as well as the location of the asset and liability balances within the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

Derivatives designated as cash flow hedges	Consolidated balance sheet location	Fair value of derivatives as of
		September 30, 2016	December 31, 2015
Fuel derivative instruments—Heating oil swaps	Current liabilities	$—	$(17,895)
Fuel derivative instruments—Jet fuel swaps	Current liabilities	—	(9,655)
Total current liabilities		$—	$(27,550)

Fuel derivative instruments—Heating oil swaps	Current assets	$441	$—
Fuel derivative instruments—Jet fuel swaps	Current assets	2,313	—
Interest rate swaps	Current assets	—	155
Total current assets		$2,754	$155
As of September 30, 2016, the Company had no collateral deposited to comply with margin call requirements. As of December 31, 2015, the Company had deposited $9.7 million as collateral with two of its counterparties to comply with margin call requirements related to derivative losses that exceeded the portfolio’s credit limit. The Company recorded margin call deposits in other current liabilities in the accompanying condensed consolidated balance sheet as an offset to fuel hedge liability. Total fuel hedge net current assets was $2.8 million at September 30, 2016, and at December 31, 2015, the total current liability was $17.9 million.

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the effect of derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Derivatives accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the nine months ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fuel derivative instruments	Aircraft fuel expense	$(379)	$(5,340)	$(18,125)	$(29,774)
Interest rate swaps	Interest expense	78	—	174	—
Total impact to the consolidated statements of operations		$(301)	$(5,340)	$(17,951)	$(29,774)

Derivatives not accounted for as hedging instruments under ASC 815	Consolidated financial statement location	Gains (losses) on derivative contracts for the three months ended		Gains (losses) on derivative contracts for the nine months ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fuel derivative instruments	Aircraft fuel expense	$—	$(1,242)	$—	$(889)
Total impact to the consolidated statements of operations		$—	$(1,242)	$—	$(889)
At September 30, 2016, the Company estimates that approximately $2.7 million of net fuel derivative gains related to its cash flow fuel hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
At September 30, 2016, the Company estimates that approximately $0.3 million of net derivative losses related to its interest rate swaps included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The effect of derivative instruments designated as cash flow hedges and the underlying hedged items on the condensed consolidated statements of operations for three and nine months ended September 30, 2016 and 2015, respectively, is summarized as follows (in thousands):

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Three months ended		Three months ended		Three months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fuel derivative instruments	$(2,647)	$(16,221)	$(461)	$(4,921)	$82	$(419)
Interest rate swaps	—	(1,138)	(78)	—	—	—

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivatives designated as cash flow hedges	Amount of gain (loss) recognized in AOCI on derivatives (Effective portion)		Gain (loss) reclassified from AOCI into income (Fuel expense or interest expense) (Effective portion)		Amount of gain (loss) recognized into income (Ineffective portion)
	Nine months ended		Nine months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fuel derivative instruments	$11,548	$(14,712)	$(16,861)	$(29,236)	$(1,264)	$(538)
Interest rate swaps	(1,545)	(1,096)	(174)	—	—	—
The notional amounts of the Company’s outstanding derivatives are summarized as follows (gallons in millions):

	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Fuel derivative instruments—Heating oil swaps (gallons)	1	38
Fuel derivative instruments—Jet fuel swaps (gallons)	8	25
Interest rate swaps (dollars)	$—	$34
As of September 30, 2016, the Company had entered into fuel derivative contracts for approximately 17% of its forecasted aircraft fuel requirements for the fourth quarter of 2016 at a weighted-average cost per gallon of $1.16, excluding related fuel taxes.
The Company presents its derivative instruments at net fair value in the accompanying condensed consolidated balance sheets. The Company’s master netting arrangements with counterparties allow for net settlement under certain conditions. As of September 30, 2016 and December 31, 2015, no fuel derivative or interest rate swap amounts were available for offset.

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
In 2016, the Company financed $15.5 million of the purchase price of two spare engines acquired in the past year with debt facilities subject to 7-year repayment terms and at a 90-day floating rate based on LIBOR. Principal and interest are payable quarterly in arrears. The loans related to the engines are not pre-payable prior to the third anniversary of the delivery date and are pre-payable at par thereafter. The debt agreements have no financial covenants.
Long-term debt including accrued paid-in-kind interest consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2016	December 31, 2015
Third-party debt:
Aircraft-related term loans	$392,430	$193,618
Pre–delivery payment loans	—	34,823
Term loan credit facility	40,000	40,000
Total third-party debt	432,430	268,441
Related-party debt:
Virgin Group	54,774	52,808
Total debt	487,204	321,249
Less: current maturities	(30,581)	(48,843)
Less: unamortized debt issuance costs	(5,968)	(3,121)
Less: discount on Virgin Group debt	(9,269)	(10,387)
Long–term debt	$441,386	$258,898
In connection with three of the 2015 aircraft-related term loans and three of the 2016 aircraft-related term loans, special purpose entities were formed to authorize and issue senior and junior secured notes and to acquire, finance, own and lease to the Company certain aircraft. Under variable interest entity accounting guidelines, the Company consolidated these entities because the Company is the primary beneficiary. As of September 30, 2016, the entities' assets consisted of six aircraft leased to the Company and its only liabilities consisted of notes payable in relation to the financing of such aircraft.

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

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and credits as a cancellation fee. All of the deposits have been reapplied according to the new delivery schedule except for $11.0 million which was converted into a credit earned upon delivery of the last 10 of the 40 aircraft.
The Company evaluated the recoverability of the deposits, credits and related capitalized interest in connection with the anticipated purchase of aircraft in future periods and determined them to be recoverable. If the Company ultimately exercises its cancellation rights for up to 30 aircraft, it would incur a loss of deposits and credits of up to $26.0 million as a cancellation fee. Because the Company concluded that the deposits and credits are recoverable and that it is not likely to incur cancellation fees, the Company did not record such fees and maintained such deposits as pre-delivery payments in its accompanying condensed consolidated balance sheet as of September 30, 2016.
The Company had six spare engines on hand as of September 30, 2016, four of which were leased under operating lease contracts and two of which were purchased in the past twelve months. During 2016, the Company financed $15.5 million of the purchase price of the two engines with debt facilities in each case subject to a 7-year repayment term and a 90 day floating interest rate based on three month LIBOR.

(6)	Related-Party Transactions
The Company licenses the use of its brand name from certain entities affiliated with Virgin Enterprises Limited, a company incorporated in England and Wales (“VEL”). VEL is an affiliate of one of the Company’s largest stockholders, the Virgin Group, which has an employee who sits on the Company's board of directors. In connection with the recapitalization agreement the Company entered into in November 2014, the annual license fee to the Virgin Group increased from 0.5% to 0.7% of total revenue starting January 1, 2016. The annual license fee increase will resume at 0.5% once the Company’s total revenue for four consecutive quarters exceeds $4.5 billion. The Company paid license fees of $3.1 million and $2.1 million for the three months ended September 30, 2016 and 2015 and $8.1 million and $5.7 million for the nine months ended September 30, 2016 and 2015. The Company has accrued unpaid royalty fees of $3.1 million and $2.0 million at September 30, 2016 and December 31, 2015.
As of September 30, 2016, the Virgin Group, through its affiliates including Virgin Group Holdings Limited, owned approximately 18.2% of the Company’s issued and outstanding voting stock and all of the outstanding related-party debt. In order to comply with requirements under U.S. law governing the ownership and control of U.S. airlines, at least 75% of the voting stock of the Company must be held by U.S. citizens and at least two-thirds of the Company's board of directors must be U.S. citizens. U.S. citizen investors own over 75% of the voting stock of the Company, of which Cyrus Aviation Holdings, LLC, the largest single U.S. investor, owned approximately 27.7% as of September 30, 2016.
As of September 30, 2016, 9.6% of the Company’s $472.0 million debt was held by related-party investors. The Company incurred $1.0 million of related-party interest expense for both the three months ended September 30, 2016 and 2015 and $3.1 million and $2.6 million for the nine months ended September 30, 2016 and 2015. Commencing in November 2014, the Company began to incur an annual commitment fee on the $100.0 million Letter of Credit Facility issued by the Virgin Group. The fee was equal to 5.0% per annum of the daily maximum amount available to be drawn, accruing on a daily basis from the date of issuance and was payable quarterly. In June 2015, the Company canceled the Letter of Credit Facility in conjunction with the elimination of its credit card holdback requirement and stopped incurring related commitment fees. For the nine months ended September 30, 2015, the Company recorded $2.5 million in commitment fees related to this Letter of Credit Facility in other income (expense) in the accompanying condensed consolidated statement of operations.

(7)	Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2016 was $32.9 million and $69.6 million as compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2015. The Company’s effective tax rate was approximately 38.9% and 39.3% for the three and nine months ended September 30, 2016 compared to 0.5% and 0.7% for the three and nine months ended September 30, 2015. The differences were primarily related to the effects of the valuation allowance the Company had on its deferred tax assets through the first three quarters of 2015 that was fully released as of December 31, 2015. The effective tax rates for the three and nine months ended September 30, 2016 differ from the statutory rate of 35% primarily as a result of state taxes, nondeductible meals and entertainment expenses, and nondeductible merger-related costs.

Virgin America Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table sets forth the computation of the Company’s basic and diluted net income for the periods presented (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
BASIC:
Net income	$51,798	$71,856	$107,356	$149,630
Weighted-average common shares outstanding	44,407	43,642	44,319	43,375
Basic net income per share	$1.17	$1.65	$2.42	$3.45
DILUTED:
Net income	$51,798	$71,856	$107,356	$149,630
Weighted-average common shares outstanding-basic	44,407	43,642	44,319	43,375
Effect of dilutive potential common shares	611	946	536	1,179
Weighted-average common shares outstanding-diluted	45,018	44,588	44,855	44,554
Diluted net income per share	$1.15	$1.61	$2.39	$3.36
The following director and employee stock awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (share data, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock option awards	—	1	—	9
Restricted stock units	—	1	—	1
ESPP	—	—	34	—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words “expect,” “estimate,” “plan,” “anticipate,” “indicate,” “believe,” “forecast,” “guidance,” “outlook,” “may,” “will,” “would,” “should,” “seek,” “target,” or the negatives thereof, and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our expectations and beliefs concerning future events, based on information available to us on the date of the filing of this report, and are subject to various risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which or by which such performance or results will be achieved. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements include those listed in Part II, Item 1A of this report. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law.
Reconciliation of Reported Amounts to Non-GAAP Financial Measures
We evaluate our financial performance using various financial measures, some of which are measures calculated under U.S. GAAP, and some of which use alternative methods of calculation (non-GAAP). These measures include operating income/loss, operating margin, net income/loss, net earnings/loss per share and CASM, among others. Pursuant to SEC Regulation G, we have included the following reconciliations of reported non-GAAP financial measures to comparable financial measures reported on a U.S. GAAP basis. CASM is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We believe that adjusting CASM for certain special items is useful to investors because the items are not expected to be incurred on a regular basis in future periods. We also believe that excluding fuel costs from CASM is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. We also believe that reporting economic fuel cost per gallon excluding gains or losses on hedges that related to future periods is useful to investors because such gain or loss is not indicative of the actual future value of the underlying hedge contract, and we believe that excluding such gain or loss helps investors to understand the core operating performance in the current period. In addition, we believe that excluding profit sharing costs from CASM better allows investors to understand the core operating cost performance for the period and provides for a more meaningful comparison of the costs of our operations to those of the rest of the industry.
Special items, or Special Items, consist of costs related to the Merger Agreement with Alaska Air Group and out-of-period fuel related adjustments for the three and nine months ended September 30, 2016 and of out-of-period fuel related adjustments for the three and nine months ended September 30, 2015. Net income and fully diluted earnings per share, excluding Special Items for the three and nine months ended September 30, 2016 include the statutory tax effect of Special Items. For the three and nine months ended September 30, 2015, there was no tax effect on Special Items due to the full valuation allowance.
The following table provides the reconciliation of statements of operations and excluding fuel and profit sharing for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands, except per share data):

	Three months ended September 30,		%		Nine months ended September 30,		%
	2016	2015	Change		2016	2015	Change
Operating income, as reported	$90,654	$73,868	22.7		$191,753	$156,909	22.2
Add: merger-related costs	1,609	—			7,658	—
Add (deduct): out-of-period fuel costs	32	1,098			(1,015)	$(1,717)
Operating income, non-GAAP	$92,295	$74,966	23.1		$198,396	$155,192	27.8

Operating margin, as reported	20.4%	18.0%	2.4	pts	15.5%	13.8%	1.7	pts
Add: merger-related costs	0.3	—			0.7	—
Add (deduct): out-of-period fuel costs	—	0.2			(0.1)	(0.2)
Operating margin, non-GAAP	20.7%	18.2%	2.5	pts	16.1%	13.6%	2.5	pts

Income before taxes, as reported	$84,724	$72,248	17.3		$176,912	$150,711	17.4
Add: merger-related costs	1,609	—			7,658	—
Add (deduct): out-of-period fuel costs	32	1,098			(1,015)	(1,717)
Income before taxes, non-GAAP	$86,365	$73,346	17.8		$183,555	$148,994	23.2

Net income, as reported	$51,798	$71,856	(27.9)		$107,356	$149,630	(28.3)
Add: merger-related costs	1,609	—			7,658	—
Add (deduct): out-of-period fuel costs	32	1,098			(1,015)	(1,717)
Add (deduct): income tax effect of special items	(12)	—			(377)	—
Net income, non-GAAP	$53,427	$72,954	(26.8)		$113,622	$147,913	(23.2)

Fully diluted earnings per share, as reported	$1.15	$1.61	(28.6)		$2.39	$3.36	(28.9)
Add: merger-related costs	0.04	—			0.17	—
Add (deduct): out-of-period fuel costs	—	0.03			(0.02)	(0.04)
Add (deduct): income tax effect of special items	—	—			(0.01)	—
Fully diluted earnings per share, non-GAAP	$1.19	$1.64	(27.4)		$2.53	$3.32	(23.8)

The following table provides the reconciliation of CASM, excluding Special Items, fuel and profit sharing and CASM excluding fuel and fuel and profit sharing for the three and nine months ended September 30, 2016 and 2015 (in cents):

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	Change	2016	2015	Change
CASM, as reported	9.17	10.17	(9.8)	9.64	10.51	(8.3)
Deduct: merger-related costs	(0.04)	—		(0.07)	—
Add (deduct): out-of-period fuel costs	—	(0.04)		0.01	0.02
CASM, non-GAAP, excluding special items	9.13	10.13	(9.9)	9.58	10.53	(9.0)
Deduct: aircraft fuel, net of out-of-period fuel costs	(1.98)	(2.57)		(2.03)	(2.90)
Deduct: profit sharing	(0.22)	(0.22)		(0.17)	(0.17)
CASM, non-GAAP, excluding special items, aircraft fuel and profit sharing	6.93	7.34	(5.6)	7.38	7.46	(1.1)

CASM, as reported	9.17	10.17	(9.8)	9.64	10.51	(8.3)
Deduct: aircraft fuel	(1.98)	(2.61)		(2.02)	(2.88)
CASM, non-GAAP, excluding aircraft fuel	7.19	7.56		7.62	7.63
Deduct: profit sharing	(0.22)	(0.22)		(0.17)	(0.17)
CASM, non-GAAP, excluding aircraft fuel and profit sharing	6.97	7.34	(5.0)	7.45	7.46	(0.1)

The following table provides the reconciliation of fuel cost per gallon, excluding Special Items, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		%	Nine months ended September 30,		%
	2016	2015	Change	2016	2015	Change
GAAP fuel cost per gallon	$1.48	$1.95	(24.1)	$1.51	$2.16	(30.1)
Add: out-of-period fuel adjustments	(0.01)	(0.03)		0.01	0.02
Non-GAAP fuel cost per gallon excluding special item	$1.47	$1.92	(23.4)	$1.52	$2.18	(30.3)
Overview
Virgin America is a premium-branded, low-cost airline based in California that provides scheduled air travel in the United States and Mexico. We operate primarily from our focus cities of Los Angeles and San Francisco, with a smaller presence at Dallas Love Field, to other major business and leisure destinations in North America. We provide a distinctive offering for our passengers, whom we call guests, that is centered around our brand and our premium travel experience, while at the same time maintaining a low-cost structure through our point-to-point network and high utilization of our efficient, single fleet type. As of September 30, 2016, we provided service to 24 airports in the United States and Mexico with a fleet of 63 narrow-body aircraft.
Third Quarter 2016 Highlights
Our pre-tax income for the third quarter of 2016 was $84.7 million, an improvement of $12.5 million over pre-tax income of $72.2 million for the third quarter of 2015 and resulted in the highest pre-tax income and margin in our history. We recorded $1.6 million of legal and professional costs associated with the proposed acquisition of Virgin America by Alaska Air Group (as more fully described below) as well as an immaterial amount related to out-of-period fuel costs that we consider Special Items for the period. Excluding these Special Items, our pre-tax income was $86.4 million for the third quarter of 2016 (a non-GAAP financial measure). This represents an improvement of 17.8% as compared to pre-tax income excluding Special Items (a non-GAAP financial measure) for the third quarter of 2015. Highlights of our financial results, both with and without Special Items are as follows:

▪
Capacity: Available Seat Miles (ASMs) for the third quarter of 2016 increased by 16.7% compared with the third quarter of 2015. We had a total of 63 total Airbus A320-family aircraft in service as of September 30, 2016 as compared to 55 aircraft as of September 30, 2015.

▪	Operating Revenue: Total operating revenue was $445.2 million, an increase of 8.3% over the third quarter of 2015.

▪
Revenue per Available Seat Mile (RASM): Passenger revenue per available seat mile (PRASM) decreased 7.3% compared to the third quarter of 2015, to 10.24 cents. Our average yield per revenue passenger mile declined by 10.9% due to a reduced domestic industry fare environment. This was partially offset by 3.4 point increase in our load factor, to 85.9%. Total RASM decreased 7.2% year-over-year.

▪
Cost per Available Seat Mile (CASM): Total CASM for the third quarter of 2016 decreased 9.8%, to 9.17 cents. Total CASM excluding Special Items decreased 9.9%, to 9.13 cents. A decrease in fuel costs was the primary factor in the decline in total CASM. CASM excluding Special Items, fuel costs and profit sharing decreased 5.6% year-over-year, to 6.93 cents. We achieved economies of scale from the growth in our operating fleet and our capacity over the past 12 months, resulting in this reduction in our CASM excluding Special Items, fuel costs and profit sharing. Our recorded salaries, wages and benefits in the third quarter of 2016 includes a $8.5 million accrual for teammate profit sharing and related payroll taxes.

▪
Fuel Expense: Our fuel cost per gallon was $1.48 for the third quarter of 2016. Excluding Special Items, our fuel cost per gallon for the third quarter of 2016 was $1.47, a decrease of 23.4% from the third quarter of 2015.

▪
Operating Income: Third quarter operating income and operating margin were $90.7 million and 20.4%, respectively. Excluding Special Items, third quarter operating income (a non-GAAP financial measure) was $92.3 million, an increase of 23.1% compared to the third quarter of 2015. Our operating margin excluding Special Items (a non-GAAP financial measure) was 20.7%, an increase of 2.5 points from the third quarter of 2015. Our growth in operations and our 9.8% decrease in CASM were the primary drivers behind our increased operating income and operating margin. These factors were partially offset by our decline in PRASM.

▪
Total Other Expense: Total other expense was $5.9 million, an increase of $4.3 million as compared to the third quarter of 2015. The increase is due to higher interest expense associated with the financing of ten new A320 aircraft that we have acquired since the third quarter of 2015.

▪
Net Income: Net income for the third quarter of 2016 was $51.8 million and for the third quarter of 2015 was $71.9 million. Excluding Special Items, net income for the third quarter of 2016 (a non-GAAP financial measure) was $53.4 million, a decrease of 26.8% compared to the third quarter of 2015. We recorded a provision for income taxes excluding special items of $32.9 million in the third quarter of 2016. We did not record a material provision for income taxes in the third quarter of 2015 due to a valuation allowance recorded against our deferred income tax assets. We released substantially all of this valuation allowance in the fourth quarter of 2015.

▪
Fully Diluted Earnings per Share (EPS): Our fully diluted earnings per share for the third quarter of 2016 was $1.15. Excluding Special Items, fully diluted earnings per share (a non-GAAP financial measure) was $1.19 for the third quarter of 2016.

Proposed Acquisition by Alaska Air Group
On April 1, 2016, we entered into that certain Agreement and Plan of Merger, or the Merger Agreement, with Alaska Air Group, Inc., or Alaska Air Group, and Alpine Acquisition Corp., or Merger Sub. The Merger Agreement provides that Merger Sub will merge with and into Virgin America, with Virgin America surviving as a subsidiary of Alaska Air Group, or the Merger.
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

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
For the three months ended September 30, 2016, we had net income of $51.8 million compared to net income of $71.9 million for the same period in 2015. Our operating income of $90.7 million for the three months ended September 30, 2016 increased by $16.8 million, or 22.7%, from the three months ended September 30, 2015. Our operating margin increased by 2.4 points to 20.4% in the three months ended September 30, 2016 as compared to 18.0% in the three months ended September 30, 2015.
Our operating capacity, as measured by available seat miles, or ASMs, increased by 16.7% for the three months ended September 30, 2016 from the same period in 2015. Our number of passengers increased by 17.6% in the three months ended September 30, 2016 year-over-year, and our yield decreased by 10.9%.
Our CASM decreased by 9.8% to 9.17 cents for the three months ended September 30, 2016 as compared to 10.17 cents for the same period in 2015. This was primarily a result of lower per ASM costs, in particular for aircraft rent, partially offset by increased depreciation expense per ASM, as well as $1.6 million of costs associated with the negotiation of the proposed acquisition of Virgin America by Alaska Air Group.
In addition, net other expense for the three months ended September 30, 2016 increased by $4.3 million from the prior year period as a result of financing we entered into for ten aircraft that we acquired and placed into service from July 2015 through July 2016.
Operating Revenues

	Three months ended September 30,		Change
	2016	2015	Amount	%
Operating revenues (in thousands):
Passenger	$395,817	$366,089	$29,728	8.1
Other	49,368	44,792	4,576	10.2
Total operating revenues	$445,185	$410,881	$34,304	8.3

Operating statistics:
Available seat miles (millions)	3,867	3,315	552	16.7
Revenue passenger miles (millions)	3,321	2,736	585	21.4
Average stage length (statute miles)	1,472	1,397	75	5.4
Load factor	85.9%	82.5%	3.4	pts
Total passenger revenue per available seat mile—PRASM (cents)	10.24	11.05	(0.81)	(7.3)
Total revenue per available seat mile—RASM (cents)	11.51	12.40	(0.89)	(7.2)
Yield (cents)	11.92	13.38	(1.46)	(10.9)
Average fare	$181.98	$197.98	$(16.00)	(8.1)
Passengers (thousands)	2,175	1,849	326	17.6
Passenger revenue for the three months ended September 30, 2016 increased 8.1% from the three months ended September 30, 2015 on a 16.7% increase in capacity as measured by our ASMs. Third quarter 2016 PRASM decreased 7.3% year-over-year due to a 10.9% decrease in passenger yield. Total RASM for the three months ended September 30, 2016 decreased 7.2% from the three months ended September 30, 2015, primarily from the decrease in PRASM, slightly offset by an 10.2% increase in other revenue.
Other revenue for the three months ended September 30, 2016 increased 10.2% from the three months ended September 30, 2015 primarily due to higher ancillary fee revenue from new ancillary products introduced in February 2016, priority boarding in our main cabin, and higher bag revenue primarily driven by higher capacity.

Operating Expenses

	Three months ended September 30,		Change		Cost per ASM		Change
	2016	2015	Amount	%	2016	2015	%
					(In cents)
Operating expenses (in thousands):
Salaries, wages and benefits	$82,759	$74,995	$7,764	10.4	2.14	2.26	(5.3)
Aircraft fuel	76,566	86,480	(9,914)	(11.5)	1.98	2.61	(24.1)
Aircraft rent	47,901	47,088	813	1.7	1.24	1.42	(12.7)
Landing fees and other rents	41,389	38,128	3,261	8.6	1.07	1.15	(7.0)
Sales and marketing	35,845	32,632	3,213	9.8	0.93	0.98	(5.1)
Aircraft maintenance	17,112	15,838	1,274	8.0	0.44	0.48	(8.3)
Depreciation and amortization	10,582	4,465	6,117	137.0	0.27	0.13	107.7
Other operating expenses	42,377	37,387	4,990	13.3	1.10	1.14	(3.5)
Total operating expenses	$354,531	$337,013	$17,518	5.2	9.17	10.17	(9.8)

Operating statistics:
Available seat miles (millions)	3,867	3,315	552	16.7
Average stage length (statute miles)	1,472	1,397	75	5.4
Departures	18,216	16,554	1,662	10.0
CASM, excluding fuel (cents)	7.19	7.56	(0.37)	(4.9)
CASM, excluding fuel and profit sharing (cents)	6.97	7.34	(0.37)	(5.0)
Fuel cost per gallon	$1.48	$1.95	$(0.47)	(24.1)
Fuel gallons consumed (thousands)	51,893	44,365	7,528	17.0
Teammates (FTE)	2,888	2,626	262	10.0
Salaries, wages and benefits
Salaries, wages and benefits expense for the three months ended September 30, 2016 increased by $7.8 million, or 10.4%, from the three months ended September 30, 2015, primarily driven by a 10.0% increase in teammate FTE headcount as we continued hiring new teammates in connection with our 2015 and 2016 aircraft deliveries. Salaries and wages for flight crews also increased as a result of pay initiatives we implemented during 2015 due to the competitive marketplace for talent and increasing seniority of our pilots and inflight teammates. Profit sharing expense for the three months ended September 30, 2016 remained relatively constant. Under our annual profit sharing program, we accrued a pro rata portion of our estimated annual total profit sharing, which is based on current internal projections of pre-tax income for the year. Our profit sharing plan provides for profit sharing on pre-tax income above a threshold which is based on $1.5 million times the weighted average number of aircraft in our fleet. For the full year 2016, we estimate the threshold to be approximately $92.7 million.
Our overall benefit plan costs for the three months ended September 30, 2016 increased from the prior year period due to an increase in the amount of the 401(k) match benefits paid to our teammates primarily driven by higher headcount.
Aircraft fuel
Aircraft fuel expense for the three months ended September 30, 2016, which includes the effect of our fuel hedges, decreased by $9.9 million, or 11.5%, from the three months ended September 30, 2015. The decrease was primarily due to a decrease of $0.47, or 24.1%, in the average fuel cost per gallon offset in part by a 17.0% increase in fuel consumption, and $0.4 million net fuel hedge losses. The increased fuel consumption was substantially consistent with the increase in available seat miles.
We maintain a fixed forward pricing, or FFP, and derivative hedging program, primarily jet fuel and heating oil swaps, to reduce the impact of sudden, sharp increases in fuel prices. We use FFPs and jet fuel swaps to lock in the price of jet fuel for specified quantities and at specified locations in future periods. At September 30, 2016, we had entered into derivative hedging instruments for approximately 17% of our then expected three-month fuel requirements, with all of our then existing hedge contracts expected to settle by the end of the fourth quarter of 2016.

Aircraft rent
Aircraft rent expense remained relatively constant for the three months ended September 30, 2016 compared with the three months ended September 30, 2015.
Landing fees and other rents
Landing fees and other rents expense for the three months ended September 30, 2016 increased by $3.3 million, or 8.6%, compared with the three months ended September 30, 2015, primarily as a result of our increase in departures of 10.0% from the addition of frequencies throughout our network and the opening of two Hawaii stations at the end of 2015 and our Denver station in March 2016.
Sales and marketing
Sales and marketing expense for the three months ended September 30, 2016 did not change significantly as compared to the three months ended September 30, 2015.
Aircraft maintenance
Aircraft maintenance expense for the three months ended September 30, 2016 did not change significantly as compared to the three months ended September 30, 2015.
Depreciation and amortization
Depreciation and amortization expense increased by $6.1 million, or 137.0%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to depreciation associated with the ten aircraft that were delivered and placed in service beginning July 2015 through July 2016.
Other operating expenses
Other operating expense increased by $5.0 million, or 13.3%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily related to catering and crew travel costs commensurate with capacity growth, higher airport taxes, and $1.6 million of costs associated with the negotiation of our proposed acquisition by Alaska Air Group.
Other Income (Expense)
Other income (expense) for the three months ended September 30, 2016 increased by $4.3 million, or 266.0%, from the three months ended September 30, 2015, as a result of interest expense associated with financings we entered into in relation to the ten aircraft we acquired and placed into service from July 2015 through July 2016.
Income Taxes
Our effective tax rate was approximately 38.9% in the three months ended September 30, 2016, compared with 0.5% in the three months ended September 30, 2015. The difference was primarily related to the effect of the valuation allowance we had on our deferred tax assets through the first three quarters of 2015 that was fully released as of December 31, 2015. The effective tax rate for the three months ended September 30, 2016 differed from the federal statutory rate of 35.0% primarily as a result of state taxes, nondeductible meals and entertainment expenses, and nondeductible merger-related costs.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016, we had net income of $107.4 million compared to net income of $149.6 million for the same period in 2015. Our operating income of $191.8 million for the nine months ended September 30, 2016 increased by $34.8 million, or 22.2%, from the nine months ended September 30, 2015. Our operating margin increased by 1.7 points to 15.5% in the nine months ended September 30, 2016 as compared to 13.8% in the nine months ended September 30, 2015.
Our operating capacity, as measured by available seat miles, or ASMs, increased by 15.9% for the nine months ended September 30, 2016 from the same period in 2015. Our number of passengers increased by 16.4% in the nine months ended September 30, 2016 year-over-year, while our yield decreased by 8.5%.
Our CASM decreased by 8.3% to 9.64 cents for the nine months ended September 30, 2016 as compared to 10.51 cents for the same period in 2015. This was primarily a result of lower fuel and aircraft rent costs per ASM, partially offset by higher depreciation per ASM tied to our ten aircraft acquisition, as well $7.7 million of costs associated with the negotiation of our proposed acquisition by Alaska Air Group.

In addition, net other expense for the nine months ended September 30, 2016 increased by $8.6 million from the prior year period as a result of financings we entered into for ten aircraft that we acquired and placed into service from July 2015 through July 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Operating Revenues

	Nine months ended September 30,		Change
	2016	2015	Amount	%
Operating revenues (in thousands):
Passenger	$1,095,953	$1,015,162	$80,791	8.0
Other	138,967	122,957	16,010	13.0
Total operating revenues	$1,234,920	$1,138,119	$96,801	8.5

Operating statistics:
Available seat miles (millions)	10,820	9,333	1,487	15.9
Revenue passenger miles (millions)	9,101	7,715	1,386	18.0
Average stage length (statute miles)	1,450	1,413	37	2.6
Load factor	84.1%	82.7%	1.4	pts
Total passenger revenue per available seat mile—PRASM (cents)	10.13	10.88	(0.75)	(6.9)
Total revenue per available seat mile—RASM (cents)	11.41	12.19	(0.78)	(6.4)
Yield (cents)	12.04	13.16	(1.12)	(8.5)
Average fare	$181.82	$196.10	$(14.28)	(7.3)
Passengers (thousands)	6,028	5,177	851	16.4
Passenger revenue for the nine months ended September 30, 2016 increased 8.0% from the nine months ended September 30, 2015 on a 15.9% increase in capacity as measured by our ASMs. 2016 nine months year-to-date PRASM decreased 6.9% year-over-year due to a 8.5% decrease in passenger yield. Total RASM for the nine months ended September 30, 2016 decreased 6.4% from the nine months ended September 30, 2015, primarily from the decrease in PRASM, slightly offset by an 13.0% increase in other revenue.
Other revenue for the nine months ended September 30, 2016 increased 13.0% from the nine months ended September 30, 2015 primarily due to higher ancillary fee revenue from new ancillary products introduced in February 2016, priority boarding in our main cabin and higher bag revenue primarily driven by higher capacity.

Operating Expenses

	Nine months ended September 30,		Change		Cost per ASM		Change
	2016	2015	Amount	%	2016	2015	%
					(In cents)
Operating expenses (in thousands):
Salaries, wages and benefits	$244,772	$214,485	30,287	14.1	2.26	2.30	(1.7)
Aircraft fuel	218,237	268,781	(50,544)	(18.8)	2.02	2.88	(29.9)
Aircraft rent	143,008	137,779	5,229	3.8	1.32	1.48	(10.8)
Landing fees and other rents	121,286	106,181	15,105	14.2	1.12	1.14	(1.8)
Sales and marketing	103,663	89,715	13,948	15.5	0.96	0.96	—
Aircraft maintenance	50,844	42,327	8,517	20.1	0.47	0.45	4.4
Depreciation and amortization	27,860	12,792	15,068	117.8	0.26	0.14	85.7
Other operating expenses	133,497	109,150	24,347	22.3	1.23	1.16	6.0
Total operating expenses	$1,043,167	$981,210	$61,957	6.3	9.64	10.51	(8.3)

Operating statistics:
Available seat miles (millions)	10,820	9,333	1,487	15.9
Average stage length (statute miles)	1,450	1,413	37	2.6
Departures	51,898	46,104	5,794	12.6
CASM, excluding fuel (cents)	7.62	7.63	(0.01)	(0.1)
CASM, excluding fuel and profit sharing (cents)	7.45	7.46	(0.01)	(0.1)
Fuel cost per gallon	$1.51	$2.16	$(0.65)	(30.1)
Fuel gallons consumed (thousands)	144,097	124,306	19,791	15.9
Teammates (FTE)	2,888	2,626	262	10.0
Salaries, wages and benefits
Salaries, wages and benefits expense for the nine months ended September 30, 2016 increased by $30.3 million, or 14.1%, from the nine months ended September 30, 2015, primarily driven by an 10.0% increase in teammate FTE headcount as we continued hiring new teammates in connection with our 2015 and 2016 aircraft deliveries. Salaries and wages for flight crews also increased as a result of pay initiatives we implemented during 2015 due to the competitive marketplace for talent and increasing seniority of our pilots and inflight teammates. In addition, salaries, wages and benefits expense for the nine months ended September 30, 2016 included an increase of $2.5 million in profit sharing expense.
Our overall benefit plan costs for the nine months ended September 30, 2016 increased from the prior year period due to an increase in the amount of 401(k) match benefits paid to our teammates primarily driven by higher headcount.
Aircraft fuel
Aircraft fuel expense for the nine months ended September 30, 2016, which includes the effect of our fuel hedges, decreased by $50.5 million, or 18.8%, from the nine months ended September 30, 2015. The decrease was primarily due to a decrease of $0.65, or 30.1%, in the average fuel cost per gallon offset in part by a 15.9% increase in fuel consumption, and $18.1 million net fuel hedge losses. The increased fuel consumption was substantially consistent with the increase in available seat miles.
Aircraft rent
Aircraft rent expense remained relatively constant for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.
Landing fees and other rents
Landing fees and other rents expense for the nine months ended September 30, 2016 increased by $15.1 million, or 14.2%, compared with the nine months ended September 30, 2015, primarily as a result of our increase in departures of 12.6% from the addition of frequencies throughout our network, the opening of two Hawaii stations at the end of 2015 and our Denver station at the end of first quarter of 2016.
Sales and marketing
Sales and marketing expense for the nine months ended September 30, 2016 increased by $13.9 million, or 15.5%, from the nine months ended September 30, 2015, primarily due to increases in distribution costs and commissions and increased efforts in advertising purchasing to support new markets launched in Hawaii and Denver.
Aircraft maintenance
Aircraft maintenance expense for the nine months ended September 30, 2016 increased by $8.5 million, or 20.1% from the nine months ended September 30, 2015 primarily due to overall increase in fleet size and flight hours. There were also 12 heavy aircraft maintenance events that occurred during the first nine months of 2016 compared to three during the same period in 2015.
Depreciation and amortization
Depreciation and amortization expense increased by $15.1 million, or 117.8%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to depreciation associated with the ten aircraft that were delivered and placed in service beginning July 2015 and additional aircraft and building leasehold improvements.
Other operating expenses
Other operating expense increased by $24.3 million, or 22.3%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily related to catering and crew travel costs commensurate with capacity growth as well as consulting fees and legal costs, including $7.7 million of costs associated with the negotiation of our proposed acquisition by Alaska Air Group.
Other Income (Expense)
Other income (expense) for the nine months ended September 30, 2016 increased by $8.6 million, or 139.4%, from the nine months ended September 30, 2015, as a result of interest expense associated with financings we entered into in relation to the nine aircraft we acquired and placed into service from July 2015 through June 2016, partially offset by a decrease in fees associated with a letter of credit facility that we terminated in the second quarter of 2015.
Income Taxes
Our effective tax rate was approximately 39.3% in the nine months ended September 30, 2016, compared with 0.7% in the nine months ended September 30, 2015. The difference was primarily related to the effect of the valuation allowance we had on our deferred tax assets through the first three quarters 2015 that was fully released as of December 31, 2015. The effective tax rate for the nine months ended September 30, 2016 differs from the federal statutory rate of 35.0% primarily as a result of state taxes, nondeductible meals and entertainment expenses and nondeductible merger-related costs.

Operating Statistics
The following table sets forth our operating statistics for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	% Change		2016	2015	% Change
Available seat miles—ASMs (millions)	3,867	3,315	16.7		10,820	9,333	15.9
Departures	18,216	16,554	10.0		51,898	46,104	12.6
Average stage length (statute miles)	1,472	1,397	5.4		1,450	1,413	2.6
Aircraft in service—end of period	63	55	14.5		63	55	14.5
Fleet utilization	11.2	11.2	—		10.9	10.8	0.9
Passengers (thousands)	2,175	1,849	17.6		6,028	5,177	16.4
Average fare	$181.98	$197.98	(8.1)		$181.82	$196.10	(7.3)
Yield per passenger mile (cents)	11.92	13.38	(10.9)		12.04	13.16	(8.5)
Revenue passenger miles—RPMs (millions)	3,321	2,736	21.4		9,101	7,715	18.0
Load factor	85.9%	82.5%	3.4	pts	84.1%	82.7%	1.4	pts
Passenger revenue per available seat mile—PRASM (cents)	10.24	11.05	(7.3)		10.13	10.88	(6.9)
Total revenue per available seat mile—RASM (cents)	11.51	12.40	(7.2)		11.41	12.19	(6.4)
Cost per available seat mile—CASM (cents)	9.17	10.17	(9.8)		9.64	10.51	(8.3)
CASM, excluding fuel (cents) (1)	7.19	7.56	(4.9)		7.62	7.63	(0.1)
CASM, excluding fuel and profit sharing (cents) (1)	6.97	7.34	(5.0)		7.45	7.46	(0.1)
CASM, excluding Special Items (cents)(1)	9.13	10.13	(9.9)		9.58	10.53	(9.0)
CASM, excluding Special Items, fuel and profit sharing (cents) (1)	6.93	7.34	(5.6)		7.38	7.46	(1.1)
Fuel cost per gallon	$1.48	$1.95	(24.1)		$1.51	$2.16	(30.1)
Fuel cost per gallon, excluding Special Items(1)	$1.47	$1.92	(23.4)		$1.52	$2.18	(30.3)
Fuel gallons consumed (thousands)	51,893	44,365	17.0		144,097	124,306	15.9
Teammates (FTE)	2,888	2,626	10.0		2,888	2,626	10.0
(1) Refer to our “Reconciliation of Reported Amounts to Non-GAAP Financial Measures” for more information on these non-GAAP measures.
Liquidity and Capital Resources
As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents of $614.3 million. As of September 30, 2016, we also had restricted cash of $21.6 million, which primarily represents cash collateral securing our letters of credit for airport facility leases.
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

Currently, our single largest capital expense is the acquisition cost of our aircraft. As of September 30, 2016, we operated 53 of the 63 aircraft in our fleet under operating leases, which required a smaller up-front investment than if we had financed these aircraft with debt. In 2015, we executed and funded aircraft related debt facility agreements for $195.0 million with three financing parties for approximately 80% of the net purchase price of our first five 2015 A320ceo aircraft deliveries. We financed $168.6 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 4.6% and $26.4 million with subordinated debt facilities subject to six-year repayment terms with an average interest rate of 6.8%.
In 2016, we executed and funded aircraft related debt facility agreements for $199.3 million to finance approximately 80% of the net purchase price of our second five A320ceo aircraft deliveries. We financed $168.2 million with senior debt facilities subject to 12-year repayment terms with an average interest rate of 3.9% and $31.1 million with subordinated debt facilities subject to seven-year repayment terms with an average interest rate of 6.5%. As of September 30, 2016, we had a balance of $377.4 million outstanding in relation to our 2016 and 2015 aircraft financing with principal and interest payable quarterly in arrears.
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
Pre-delivery payments, or PDPs, relating to future deliveries under our agreement with Airbus, are required at various times prior to each aircraft’s delivery date. As of September 30, 2016, we had $26.0 million of PDPs on our consolidated balance sheet for the 30 Airbus aircraft orders scheduled to be delivered between 2020 and 2022.
We also had six spare engines on hand as of September 30, 2016, of which four were leased under operating lease contracts and two were purchased during the past twelve months. We financed $15.5 million of the purchase price of the two engines during 2016 with debt facilities subject to 7-year repayment terms and at a 90-day floating rate based on LIBOR.
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

Cash Flows
The following table presents information regarding our cash flows in nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$204,858	$173,745
Net cash used in investing activities	(249,264)	(120,940)
Net cash provided by financing activities	162,335	64,259
Net increase in cash and cash equivalents	117,929	117,064
Cash and cash equivalents, end of period	614,278	511,707
Net Cash Flow Provided By Operating Activities
During the nine months ended September 30, 2016, net cash flow provided by operating activities was $204.9 million. We had net income of $107.4 million adjusted for the following non-cash items: depreciation and amortization of $27.9 million, share-based compensation expense of $6.0 million, paid in-kind interest expense of $3.1 million and deferred income taxes of $69.6 million. Air traffic liability contributed $53.8 million of operating cash flow in line with regular seasonal patterns beginning to lead up to holiday travel. We also received an annual advance payment of $33 million from our co-branded credit card partner that was offset in part by revenue from the credit card program. We increased our maintenance deposits by $28.4 million, primarily due to our reserve payments for future maintenance events. Other non-current assets increased by $15.8 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. Receivables increased by $12.3 million primarily due to higher receivables from our credit card processors in line with higher air traffic liability balance. Our fuel hedge program impacted operating activities by $20.7 million due to the effect of rising fuel prices and settlements of matured trades, with a decrease of our fuel hedge liability at December 31, 2015 to a receivable position at September 30, 2016.
During the nine months ended September 30, 2015, net cash flow provided by operating activities was $173.7 million. We had net income of $149.6 million adjusted for the following non-cash items: depreciation and amortization of $12.8 million, share-based compensation expense of $4.3 million, unrealized fuel hedge gains of $1.7 million and paid in-kind interest expense of $2.6 million. Air traffic liability, net of credit card holdbacks, contributed $43.0 million of operating cash flow, primarily due to an annual $33.0 million advance payment from our co-branded credit card partner and due to the elimination of holdback requirements by our credit card processors. Other non-current assets increased by $19.1 million primarily due to expensing rent on a straight-line basis at a rate that is lower than our cash payments during the period. We increased our maintenance deposits by $33.4 million, primarily due to our reserve payments for future maintenance events. Accounts payable increased by $17.3 million primarily due to payables related to non-recurring maintenance events, fixed asset purchases related to our two aircraft deliveries and timing of payments for fuel. Other current liabilities increased by $15.8 million primarily due to our fuel derivatives being in a loss position at September 30, 2015.
Net Cash Flows Used In Investing Activities
During the nine months ended September 30, 2016, net cash flow used in investing activities was $249.3 million for investments in flight equipment, which included our five aircraft deliveries during the period, building leasehold improvements and software.
During the nine months ended September 30, 2015, net cash flow used in investing activities was $120.9 million. We invested $115.1 million in two aircraft, flight equipment and software and made $5.8 million in net PDPs for our aircraft scheduled to be delivered in 2015 and 2016.
Net Cash Flows Provided By Financing Activities
During the nine months ended September 30, 2016 cash flow provided by financing was $162.3 million primarily as a result of $214.8 million of financing obtained for the purchase of five aircraft and two spare engines. We used $50.8 million to repay loans related to pre-delivery payments on five 2016 aircraft purchases and made principal payments on our aircraft debt and $1.8 million for a stock repurchase to satisfy minimum tax withholding requirements for the vesting of restricted stock.
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
Commitments and Contractual Obligations
The following table presents aggregate information about our contractual payment commitments as of September 30, 2016 and the periods in which payments are due (in thousands):

	Long-Term Debt including Related Party (1)	Engine Purchases (2)	Aircraft and Engine Leases (3)	Maintenance Deposits (4)	Other (5)	Total
2016	$7,839	$—	$54,206	$2,599	$7,327	$71,971
2017	31,028	15,313	220,733	11,100	30,787	308,961
2018	71,471	—	238,446	12,409	27,642	349,968
2019	84,787	—	231,951	13,244	19,086	349,068
2020	31,555	—	212,428	14,095	14,970	273,048
Thereafter	260,524	—	809,310	37,545	30,127	1,137,506
	$487,204	$15,313	$1,767,074	$90,992	$129,939	$2,490,522

(1)	Includes accrued paid-in-kind interest; excludes future interest of $12.2 million to be accrued through and payable in November 2020 on the $50.0 million note to the Virgin Group.

(2)	Represents non-cancelable contractual payment commitments for engines.

(3)
Represents future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year, including renewal payments for signed lease extensions and excluding lease rebates, as well as estimated future minimum lease payments for ten A321neo aircraft to be delivered in 2017 and 2018.

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
Certain of our aircraft operating leases and debt instruments include certain financial covenants and cross-default provisions. As of September 30, 2016, we were in compliance with all covenants under these agreements.
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
Aircraft Fuel. Our results of operations can vary materially, due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel expense for the nine months ended September 30, 2016 and 2015 represented approximately 20.9% and 27.4% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and results of operations. Based on September 2016 aircraft fuel market prices and our projected 2016 fuel consumption, a 10% increase in the average price per gallon would increase our annual aircraft fuel expense, including the impact of our outstanding hedged positions, by approximately $5.7 million. To manage economic risks associated with the fluctuations of aircraft fuel prices, we periodically enter into fixed forward price contracts, or FFPs, and forward swaps for jet fuel and heating oil. As of September 30, 2016, we had entered into fuel derivative contracts that fixed the price associated with 17% of our forecasted aircraft fuel requirements for the next three months at an approximate cost per gallon of $1.16, which is below current market prices. All of our then-existing fuel hedge contracts are expected to settle by the end of the fourth quarter of 2016.
The fair value of our fuel derivative contracts as of September 30, 2016 was a net asset of $2.8 million. We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2016, we believe the credit exposure related to these fuel forward contracts was minimal and do not expect the counterparties to fail to meet their obligations.
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on an applicable portion of our aircraft pre-delivery payments loan and airport slot financing. A hypothetical 10% change in LIBOR for the three months ended September 30, 2016 would have had an immaterial effect on total interest expense for the three months ended September 30, 2016.
Our remaining long-term debt consists of fixed rate notes payable related to our aircraft financing. A hypothetical 10% change in market interest rates as of September 30, 2016 would have had no effect on our interest expense but would change the fair value of our fixed-rate debt instruments by approximately $11.0 million.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On April 20, 2016, a putative shareholder class action complaint was filed in the Superior Court of the State of California, County of San Mateo, against us, our board of directors, Alaska Air Group, Inc. and Alpine Acquisition Corp., captioned Dennis Palkon v. Virgin America, et al., Case No. CIV538282 (Cal. Sup. Ct.). The complaint alleged, among other things, that our directors breached their fiduciary duties by approving the Merger Agreement. The complaint sought, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as other equitable relief and damages, including attorneys’ and experts’ fees. The plaintiff filed a request for dismissal without prejudice on August 10, 2016 and the court granted such request on August 16, 2016.
On April 21, 2016, a putative shareholder class action complaint was filed in the Court of Chancery of the State of Delaware against the outside directors on our board of directors, captioned Thomas Houston v. Donald J. Carty, et al., Case No. 12235 (Del. Ch.). The complaint alleged, among other things, that the directors breached their fiduciary duties by approving the Merger Agreement. The complaint sought, among other things, to enjoin the proposed transaction, or to rescind it should it be consummated, and to require the outside directors to exercise their fiduciary duties and commence a sale process and obtain a transaction that is in the best interests of stockholders, as well as other equitable relief and damages, including attorneys’ and experts’ fees. On August 11, 2016, the parties filed a stipulation concerning Plaintiff’s voluntary dismissal of the action, which was granted by the court on August 12, 2016.
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
On October 28, 2016, an amended complaint in a private antitrust lawsuit was filed in the United States District Court for the Northern District of California (San Francisco Division) seeking to prohibit the acquisition of Virgin America Inc. by Alaska Air Group, Inc. The complaint, entitled Daniel Grace, et al. v. Alaska Air Group, Inc., Alaska Airlines, Inc., and Virgin America Inc., Case No. 16-cv-05165-WHA, was filed by 34 individual air passengers, some of whom are also travel agents. The complaint alleges that the pending merger of Virgin America, Inc. and a subsidiary of Alaska Air Group, Inc. would violate Section 1 of the Sherman Antitrust Act (15 U.S.C. §1) and Section 7 of the Clayton Antitrust Act (15 U.S.C. §18). The complaint seeks, among other matters, to enjoin the pending merger or require divestitures, and also seeks attorneys’ fees. On October 19, 2016, the court held a hearing on plaintiffs’ motion for a preliminary injunction. Although the court has not ruled on whether to issue a preliminary injunction, it issued an order requiring the parties to provide the court with seven calendar days’ advance notice of any closing of the merger. The plaintiffs and defendants have submitted a proposed pretrial and trial schedule assuming a December 2016 trial date. We filed an answer to the amended complaint on November 1, 2016 denying that the merger would violate the federal antitrust laws. We believe this lawsuit is without merit and we intend to defend against it vigorously. Litigation is inherently uncertain, however, and there can be no assurance regarding the likelihood that our defense of this action will be successful. Additional complaints containing substantially similar allegations may be filed in the future.
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
On April 1, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Alaska Air Group Inc., or Alaska Air Group, pursuant to which a wholly-owned subsidiary of Alaska Air Group will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Virgin America, and Virgin America will be the successor or surviving corporation of the merger and will become a subsidiary of Alaska Air Group, or the Merger. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock of Virgin America issued and outstanding immediately prior to the effective time of the Merger will be converted into $57.00 in cash, without interest.
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
Completion of the Merger with Alaska Air Group is subject to several conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including but not limited to the expiration or termination of applicable waiting periods under antitrust and competition laws, various approvals or consents that must be obtained from regulatory entities and the absence of an order or law prohibiting consummation of the Merger. If the proposed Merger or a similar transaction is not completed for any reason, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $78.5 million in the event the Merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our guests, teammates and vendors, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
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
Most of our tickets are sold to customers using credit cards as the form of payment. Our credit card processors have rights in their agreements to hold back receivable monies related to tickets sold for future travel services (i.e., a “holdback”). Any related holdback is remitted to us shortly after the customer travels. Holdbacks are commonly imposed on newer or less creditworthy airlines. Previously, we had significant holdback requirements with our two primary credit card processors, Elavon Inc. for Visa/MasterCard and American Express. In connection with our initial public offering, or IPO, in November 2014, the Virgin Group obtained a $100.0 million letter of credit on our behalf, which was issued to our credit card processors in order to release $100.0 million of our credit card holdbacks.
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
The airline business is capital intensive, and many airlines, including us, are highly leveraged. We currently lease 53 of our 63 aircraft, and these leases contain provisions requiring the payment of monthly rent regardless of usage. In December 2015, we entered into agreements to lease ten Airbus A321neo aircraft, beginning the first quarter of 2017 through the third quarter of 2018. Under these agreements, we are obligated to make fixed rent payments as we take delivery of these aircraft. As of September 30, 2016, we had undiscounted future operating lease obligations of approximately $1.8 billion, as well as significant maintenance reserve requirements associated with these leases that are variable in nature. In addition, we have ordered aircraft and spare engines (with certain rights to cancel some of these commitments by forfeiting pre-delivery payments) from Airbus and CFM for delivery over the next seven years. Under those agreements, we are obligated to make pre-delivery payments, or PDPs, to Airbus and CFM on regular intervals in advance of the delivery of our ordered aircraft and spare engines. Moreover, we expect to incur additional fixed expenses as we take delivery of new aircraft, with 30 aircraft scheduled for delivery in 2020 through 2022 that can be canceled by forfeiting amounts on deposit with Airbus.
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
As of September 30, 2016, the average age of aircraft in our fleet of Airbus A320-family aircraft was 6.5 years. Our aircraft will require more scheduled and unscheduled maintenance as they age. We are beginning to incur substantial costs for major maintenance visits for our aircraft, and because of the pattern of our historical fleet growth, we expect to have several aircraft undergoing major maintenance at roughly the same time. These more significant maintenance activities result in out-of-service periods during which certain of our aircraft are unavailable to fly passengers. Any significant increase in maintenance and repair expenses, as well as resulting out-of-service periods, could have a material adverse effect on our business.
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
As of September 30, 2016, Virgin Group Holdings Limited and Cyrus Aviation Holdings, LLC owned approximately 18.2% and 27.7% of our outstanding voting common stock, respectively. This concentrated ownership may limit the ability of other stockholders to influence corporate matters; as a result, these stockholders may cause us to take actions that our other stockholders do not view as beneficial.
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
We completed our IPO in November 2014. Prior to that offering, there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. From November 14, 2014, the first date of trading of our common stock, through September 30, 2016, the reported high and low sale price of our common stock fluctuated between $26.30 and $56.54 per share. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Entities related to Cyrus Aviation Holdings, LLC and the Virgin Group collectively held an aggregate of 17,411,888 shares of our voting common stock, or 46.0% of our voting common stock outstanding, and 54.2% of the total outstanding equity interests in our company as of September 30, 2016 (which includes 6,852,738 shares of non-voting common stock held by the Virgin Group). Cyrus Capital and the Virgin Group are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance or exercise of securities exercisable or convertible into our common stock, including warrants to purchase our common stock, could materially adversely affect the prevailing price of our common stock.
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
Use of Proceeds from Initial Public Offering of Common Stock
On November 13, 2014, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-197660), as amended, filed in connection with our IPO. Pursuant to the Registration Statement, we registered, issued and sold an aggregate of 13,106,377 shares of our common stock at a price to the public of $23.00 per share for aggregate gross offering proceeds of $301.4 million. In addition, pursuant to the Registration Statement, VX Employee Holdings, LLC, a Virgin America employee stock ownership vehicle that we consolidate for financial reporting purposes, sold 231,210 outstanding shares held by it at a price to the public of $23.00 per share for aggregate gross offering proceeds of $5.3 million, which were then immediately disbursed to our teammates.
There has been no material change in the planned use of proceeds from the offering as described in the Registration Statement and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Table of Contents

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

Dated: November 2, 2016

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